Form 10-K
period 2002-12-31
AIRTRAN AIRWAYS INC; AIRTRAN HOLDINGS INC
filed 2003-03-26
CIK 1050715, 948846

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One)
[ Ö ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________________ to ______________________

AirTran Holdings, Inc.
(Exact name of registrant as specified in its charter)
State of Incorporation: Nevada

9955 AirTran Boulevard, Orlando, Florida  32827
(Address of principal executive offices)
(407) 251-5600
(Registrant's telephone number, including area code)

Commission file number: 1-15991     I.R.S. Employer Identification No: 58-2189551

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock ($0.001 par value)	Name of each exchange on which registered New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None

AirTran Airways, Inc.
(Exact name of registrant as specified in its charter)
State of Incorporation: Delaware

9955 AirTran Boulevard, Orlando, Florida  32827
(Address of principal executive offices)
(407) 251-5600
(Registrant's telephone number, including area code)

Commission file number: 333-67300     I.R.S. Employer Identification No: 65-0440712

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [Ö ]    No[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [Ö ]    No[   ]

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price of such stock in the New York Stock Exchange on February 28, 2003, was approximately $420.3 million. As of February 28, 2003, the registrant had approximately 71,725,000 shares of common stock outstanding.

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price of such stock in the New York Stock Exchange on June 28, 2002 (the last business day of our most recently completed second fiscal quarter), was approximately $370.8 million.

The registrant AirTran Airways, Inc. meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement, to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting of stockholders to be held on May 14, 2003 and to be filed with the Commission, are incorporated by reference into Parts II and III of this Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

The Company
All of the operations of AirTran Holdings, Inc. are conducted by our wholly-owned subsidiary, AirTran Airways, Inc. (AirTran Airways). AirTran Airways is one of the largest affordable-fare scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service in short-haul markets in the eastern United States, primarily from our hub in Atlanta, Georgia. As of March 5, 2003, we operated 67 aircraft making approximately 448 flights per day serving 40 cities throughout the eastern United States. In May of 2003, we will commence new service to Denver, followed by Los Angeles and Las Vegas in June of 2003. The Las Vegas service represents our 43rd destination.

We are one of only a few domestic airlines to report profitable operations for the year ended December 31, 2002. We have created a successful business model by targeting price-sensitive business and leisure travelers. We offer high quality service at affordable fares. Our service is intended not only to satisfy the transportation needs of our target customers, but also to provide customers with a travel experience worth repeating. The success of this strategy is evidenced by the 9.7 million revenue passengers we carried in the year ended December 31, 2002, a 17 percent increase from the 8.3 million revenue passengers we carried in the prior year. With this traffic and revenue base our operating margins rank among the highest in the domestic airline industry. We achieved this result with a cost structure that ranks among the best in the industry.

We have undertaken a number of key initiatives to strengthen our competitive position, including a fleet renewal plan. We are in the final stages of replacing and upgrading our aircraft fleet through the acquisition of 73 Boeing 717s (B717), 50 of which we operated as of December 31, 2002, and 23 to be delivered during 2003. We were the launch customer for the B717, which was designed specifically for efficient short-haul service and is considered among the most modern, innovative, comfortable and environmentally friendly commercial aircraft available today. Concurrently, we are retiring the last of our fleet of McDonnell Douglas DC-9 (DC-9) aircraft in 2003. We believe the conversion to the B717 will continue to enhance our overall image and improve our operating performance.

Our principal executive offices are located at 9955 AirTran Boulevard, Orlando, Florida 32827, and our telephone number is (407) 251-5600. Our official website address is www.airtran.com. Our audit committee charter, code of conduct and ethics, and filings with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are accessible free of charge at www.airtran.com. Any waiver of the terms of our code of conduct and ethics for the chief executive officer, the chief financial officer, any accounting officer and all other officers will be disclosed on our website. During 2002, we posted in a timely manner all Exchange Act reports required to be filed during the period.

The reference to our website does not constitute incorporation by reference of the information contained at the site.

Seasonality
Our financial and operating results for any interim period are not necessarily indicative of those for the entire year, because the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable financial and operating results for the second and fourth quarters of the year than for the first and third quarters.

Business Strategy
Continue Affordable Pricing and Other Programs to Generate Additional Customer Traffic. We have maintained our competitive position by providing affordable fares that appeal to price-sensitive travelers with a unique product offering. Beginning with our awarding-winning, user-friendly website, airtran.com, that includes internet check-in and an easily understood fare structure, to a business class that any business can afford, we have created a product with broad appeal that has significantly increased repeat passengers. We intend to continue this successful strategy, which is made possible by our comparatively low cost structure, to stimulate new demand for air travel and to expand our network. We intend to further enhance our affordable-fare product with innovative marketing, pricing and customer loyalty programs such as offering a business class cabin, advanced seat assignment and a frequent flyer program.

Public-Private Partnerships. In order to mitigate the risk of expansion into certain new markets, we have entered into agreements with communities that provide various incentives designed to lower our operating costs and, in some cases, ensure a guaranteed amount of revenue. These partnerships allow us to enter into markets that we believe have long-term potential and for the communities to gain the economic benefits associated with low fare competition. We have partnership agreements with Grand Bahama Island, Bahamas, Gulfport/Biloxi, MS, Newport-News/Williamsburg, VA, Pensacola and Tallahassee, FL, Rochester, NY, and Wichita, KS. We are continuing to evaluate other potential new market proposals as well.

Growing Atlanta Hub to Selectively Expand Route Structure. As the second largest carrier at Hartsfield Atlanta International Airport, we have a strong presence in Atlanta. The city's large traffic base and geographic position provides a strong hub from which we plan to selectively expand our route network. Our western expansion to Denver, Los Angeles and Las Vegas will increase our route network to 43 cities by June of 2003.

We believe that there are numerous markets in the United States that are underserved by major airlines or present opportunities for an affordable-fare airline. As a result, we intend to selectively add to our route structure from Atlanta by increasing the number of flights to markets we currently serve and by adding new cities and markets. Expansion of our Atlanta hub allows us to build upon our existing infrastructure, which should reduce unit costs and contribute to improvement of our operating margins.

Diversification of Route Network. Since 2000, we have expanded the scope of our route structure to increase both flying from our Atlanta hub as well as the amount of non-Atlanta flights; going from approximately 10 percent outside of Atlanta to approximately 26 percent by year-end 2002. With our expansion at Baltimore/Washington International Airport, we initiated seven new non-stop routes. The new service from Baltimore/Washington to airports already served from our Atlanta hub improves our cost efficiencies by better utilizing airport facilities and personnel and more importantly creates new revenue sources. As market conditions permit, we will continue to grow both the Atlanta hub and Baltimore/Washington service. In addition, we may selectively add new "point-to-point" routes between cities other than Atlanta that we currently serve, and create additional focus cities similar to our operations at Baltimore/Washington.

AirTran JetConnect(TM). In order to increase frequency in certain short haul markets from our Atlanta hub and to better match capacity with demand in these markets, AirTran Airways entered into an agreement with Air Wisconsin Airlines Corporation (AWAC) and initiated Regional Jet Service under the brand name AirTran JetConnect(TM). AWAC has a strong reputation as a carrier providing quality service. We believe their fleet of new Bombardier CRJ aircraft combined with AirTran Airways' operational efficiencies and low overhead results in one of the lowest cost regional airline operations in the industry and will play a role in our growth going forward.

Increase Sales Booked Directly Through Our Website. We employ the Internet as an integral portion of our marketing strategy utilizing our website. Sales booked directly on airtran.com represent our most cost-effective form of distribution. In addition to being user-friendly and simple, our website is designed to sell tickets efficiently. We recently enhanced the functionality of our website to allow passengers to select their seat, check-in and print their own boarding pass for AirTran Airways flights. As a result, we have experienced rapid growth in our internet bookings, which generated close to half of our total passenger revenue for the fourth quarter ended December 31, 2002.

Fleet Renewal Program. In September 1999, we took delivery of our first B717 as part of a comprehensive plan to replace and upgrade our fleet of aircraft. The B717 is ideally suited for the short-haul, high-frequency service that we operate. The B717 offers additional operating efficiencies to our already low cost structure. Despite having greater thrust, the new aircraft burns approximately 24 percent less fuel per hour than our DC-9 aircraft. As of December 31, 2002, we had contracted with Boeing for the acquisition of 73 B717 aircraft for delivery through December 2003, 50 of which had been delivered. We have lease-financing commitments in place to accept delivery of the remaining 23 B717 aircraft during 2003. With respect to future B717 option deliveries, we had 6 purchase options remaining at December 31, 2002.

Competitive Strengths
Low Cost Structure. Our cost structure ranks among the lowest in the domestic airline industry, in terms of cost per available seat mile, allowing us to be profitable with our affordable-fare pricing strategy, and offering us a measure of protection against potential price competition or declines in demand. Our relatively low operating costs are made possible through our company-wide emphasis on cost controls including what we believe to be our lower labor costs, lower distribution costs and the higher productivity of our workgroups. We expect further cost reductions to result from our conversion to an all B717 fleet of aircraft. The B717 has significantly lower operating costs than the DC-9; in particular its 24 percent improvement in fuel efficiency. As of December 31, 2002, more than three quarters of our operating fleet was comprised of B717s (50 of 65 operating aircraft). In 2003, we will add 23 B717 aircraft and retire the last of our DC-9s.

Attractive Atlanta Hub and Route Network. We operate 22 gates from a single concourse under long-term leases at Hartsfield Atlanta International Airport, the world's busiest airport, and have use agreements for 4 additional gates on an adjacent concourse. We are the second-largest airline in Atlanta in terms of the number of departures and seats offered.

Diversified Traffic Base. In serving both the leisure and business traveler, we continue to see strong demand for business travel. Even as our overall base grew by 11 percent in 2002 versus the prior year, business travelers accounted for approximately 42 percent of total revenue in 2002. Over the past two years we have also diversified our network, increasing operations at Baltimore/Washington International Airport as well as a number of new direct routes from Florida. As a percent of total operations, Atlanta now represents approximately 74 percent of our network, down from more than 90 percent at the end of 2001. Accordingly, approximately 42 percent of our passengers are local Atlanta hub O&D traffic. This revenue mix provides a number of marketing and cost synergies, and diversification adds stability to our revenues by protecting against factors that may impact individual segments of our business.

Flexibility. Over the past two years we have consistently demonstrated our ability to adjust to changes in the economy, market conditions and competitive environment. We responded rapidly to the terrorist attacks on the United States that occurred on September 11, 2001 (the September 11 Events) by reducing capacity by approximately 20 percent. Working with our labor groups, we quickly reached agreement on a variety of cost reduction measures, including both pay and work rule changes, which reduced our costs consistent with capacity and allowed us to avoid furloughs. By retaining our workforce we were able to quickly respond to new market opportunities. As a result, we were able to expand service to Tallahassee, FL, Baltimore/Washington, MD, Rochester, NY, and Wichita, KS, following the post September 11 period. We continue to expand based on market opportunities and have added new nonstop service in many Florida markets to existing cities in our network, such as Orlando, FL, to Akron-Canton, OH, and Flint, MI, and introduced new service in Kansas City, MO, Milwaukee, WI, and West Palm Beach, FL.

Competition
The airline industry is highly competitive. Airlines compete on the basis of markets served, price, schedule (frequency and flight times), quality of service, amenities, frequent flyer programs and other services. We compete with other airlines primarily on the basis of price, which is made possible by our low cost structure relative to other airlines, and by focusing on selected markets in the eastern United States. We may face greater competition from existing or new carriers in the future that could result in a negative impact to our business and operating results.

Competitors with greater financial resources than ours may price their fares at or below our fares or increase their service. This competition could prevent us from attaining a share of the passenger traffic necessary to sustain profitable operations. Our ability to meet price competition depends on our ability to operate at costs equal to or lower than our competitors or potential competitors.

Despite the intense competition in the airline industry, we believe that one of our competitive strengths is our operation of 22 contiguous gates on a single concourse at Hartsfield Atlanta International Airport as well as additional gates on an adjacent concourse. Atlanta's central location in the southeastern United States favorably positions the airport to provide connecting traffic to major population centers. We are the second-largest airline in Atlanta in terms of the number of departures and seats offered and we consider our position in this major hub to be a significant competitive advantage. Our growing presence and brand in Baltimore/Washington, Philadelphia and a number of Florida markets compliments the strength of our Atlanta network.

Fares, Route System and Scheduling
The markets we serve are located predominantly in the eastern United States. These markets are attractive to us due to the concentration of major population centers within relatively short distances from Atlanta, Baltimore/Washington and Florida, historically high airfares and the potential for attracting a significant number of business and leisure customers.

As of December 31, 2002, we served 39 cities from Atlanta and eight from Baltimore/Washington. Our western expansion to Denver, Los Angeles and Las Vegas will increase our service to 42 cities from Atlanta by June of 2003. Our schedules are designed to provide convenient service and connections for our business and leisure travelers and to facilitate connections for our passengers traveling through our hubs and focus cities. Our network strength in Atlanta provides a strong base of local and connecting traffic as we expand the hub and increase the range and scope of the markets we serve.

We offer an easily understood fare structure with a variety of fares at differing advance purchases of 14 days, seven days, three days and "walk-up" fares. We manage the availability of seats, at each fare level, by day of week and by flight to maximize revenue on peak-travel days. All of our fares are one-way and most are nonrefundable, but can be changed prior to departure with a service charge. Our fares never require a round trip purchase or a minimum stay (e.g., Saturday night stay). Our fare offerings are in direct contrast to prevalent pricing policies in the industry where there are typically many different price offerings and restrictions for seats on any one flight. We have established interline ticketing and baggage agreements with Delta Air Lines, United Airlines, US Airways, American Trans Air, Frontier Airlines, Midwest Airlines, Icelandair and British Airways which we believe can increase revenue opportunities for us and assist with accommodating passengers during irregular operations.

In the future, we may add additional service between cities already served by us or may add service to new markets. Alternatively, we may terminate unprofitable routes. Our selection of markets depends on a number of factors existing at the time service to such market is being considered. In our city selection process, we consider the market demographics, the support offered by the airport communities to be served, the ability to stimulate air travel and competitive factors. Consequently, there can be no assurance that we will continue to provide service to all of the markets we currently serve or that we will not provide service to any other particular market.

Distribution, Marketing and e-Commerce
Our marketing efforts are vital to our success as we seek to position our product to stimulate new customer demand. We focus on the price-sensitive business and leisure travelers. These are the market segments in which the consumers seek value and in which we believe we offer the greatest opportunity for capturing new passengers and stimulating new demand.

The primary objectives of our marketing activities are to develop an innovative brand identity that is visibly unique and easily contrasted with our competitors. We communicate regularly and frequently with existing and potential customers through the use of advertisements in newspapers, radio, television, billboards, direct mail, e-mail, movie theatres and the Internet, as well as public relations efforts. These communications feature our destinations, quality of product, such as business class and assigned seating, everyday affordable fares and special sales promotions.

We distribute our product via the Internet, through travel agencies booking via global distribution systems (GDS), in addition to our own reservation call centers. The Internet is an evolving distribution channel that we believe is changing the way customers select airfares and the airlines they choose to fly. During 2002, the Internet was our largest distribution channel representing approximately 56 percent of our total bookings. Our internet sales reflect both bookings made directly through airtran.com (approximately 44 percent of bookings), as well as sales transacted on third-party websites such as Expedia and Travelocity. Traditional travel agencies represented approximately 19 percent of our bookings while our own reservation call centers handled more than 25 percent of our bookings for 2002. During the second quarter of 2002, we revised our commission structure to eliminate the standard 5 percent commission for travel agencies. We continue to offer a 5 percent commission for sales transacted through the travel agent section of our website.

Our website is a leader in the field of airline electronic commerce. Travel Agent magazine ranked our website an "A" for the user friendliness of our online booking engine. During 2002, we enhanced the functionality of the website to allow passengers to select their seat, check-in and print their own boarding passes, in addition to the ability to directly book hotel accommodations. As we continue to enhance our website in 2003 we expect this channel to represent a greater percentage of our distribution mix.

We offer our customers an affordable business class product. The business class cabin is configured with 2 by 2 oversized seats with more leg and seat room than the typical coach cabin. Targeted to the business flier, our business class is currently available for $35 over the full coach fare on a confirmed basis or $35 over certain of our other fares on a walk-up, standby basis. Members of our A2B Corporate program receive complimentary business class upgrades when purchasing certain fares.

In contrast to most other low-cost airlines, we offer our customers the ability to select seats in advance. Full fare passengers and members of our A2B Corporate travel program, which tend to purchase tickets at the last minute, are allowed to reserve seats at the time of purchase. All other customers may reserve seats at the time they check-in, either at the airport or online at airtran.com.

We also offer a self-administered frequent flier program known as "A-Plus Rewards." Our customers may earn either free roundtrip travel or business class upgrades on AirTran Airways, or under certain circumstances free travel on other airlines. A-Plus Rewards credits can also be earned for purchases made with an AirTran Airways A-Plus Visa card. We intend to automate the A-Plus Rewards program in 2003, and consequently expect to see an increase in the number of current and new customers who actively participate in our loyalty program.

In the first quarter of 2003, we launched AirTran Airways Vacations, an online travel planning product in partnership with Expedia, Inc. The partnership provides airtran.com customers with a full range of vacation packages including AirTran Airways' flights, Hertz rental cars and access to more than 40,000 fine hotels, including specially negotiated rates at over 7,000 properties. In addition, customers may book restaurant reservations and tickets to events and attractions.

In the fourth quarter of 2002, we introduced the AirTran Airways A-Plus Visa card that allows passengers to accumulate points toward free travel in our A-Plus frequent traveler program.

We perform marketing, promotional and media relations in-house. An outside firm assists us in handling advertising and public relations.

Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the northeastern United States. Advertising and promotional expenses may be greater in lower traffic periods, as well as when entering a new market, in an attempt to stimulate air travel.

Computer Reservations
We are a participant in the major travel agency GDSs, including Amadeus, Galileo, SABRE, SystemOne, and WorldSpan. These systems provide flight schedules, pricing information and allow travel agents to electronically process a flight reservation without contacting our reservations facility.

For direct reservations, either through our call centers or airtran.com, we provide our customers with a confirmation number, similar to the systems used by hotels and car rental agencies. At the airport this information is available for customer check-in, which helps to alleviate long lines and achieve a quicker turnaround of aircraft.

Employees
As of December 2002, we employed approximately 5,000 employees comprising approximately 4,700 full-time equivalents.

Training, both initial and recurrent is provided for all employee groups. The average training period for new employees is approximately one to three weeks, depending on classification. Both pilot training and mechanic training are provided by in-house training instructors and, at times, may be performed by external training organizations.

Federal Aviation Administration (FAA) regulations require pilots to be licensed commercial pilots, with specific ratings for the aircraft to be flown, and to be medically certified as physically fit. FAA and medical certifications are subject to periodic renewal requirements including recurrent training and recent flying experience. Mechanics, quality-control inspectors and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency fitness training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet experience standards prescribed by FAA regulations. All management personnel attend management-training classes. All safety-sensitive employees are subject to pre-employment, random and post-accident drug testing.

We have employee groups that are represented by labor unions and are covered by collective bargaining agreements. The Railway Labor Act governs our relations with these labor organizations.

Our agreement with our dispatchers who are represented by the Transport Workers Union (TWU) was ratified in March 2000 and becomes amendable in October 2004. Our agreement with our pilots who are represented by the National Pilots Association (NPA) was ratified in August 2001 and becomes amendable April 2005.

We have four separate agreements with employee groups represented by the International Brotherhood of Teamsters (IBT). Our agreement with our maintenance technicians and inspectors was ratified in October 2000 and becomes amendable in October 2005. The agreement with our technical training instructors was ratified in March 2001 and becomes amendable in March 2006. The agreement with our stores clerks was ratified in June 2001 and becomes amendable in June 2006. Our agreement with our ground service equipment employees was effective October 2001 and becomes amendable in October 2006.

We have a collective bargaining agreement with our flight attendants who are represented by the Association of Flight Attendants (AFA). The AFA contract was ratified in October 1998 and became amendable October 2002. As of February 2003 our negotiations with the AFA were in process.

We have employees who are not represented by labor unions. Our customer service, ramp and reservations agents are not represented. This employee group rejected unionization for the second time in January 2002. We are unable to predict whether any of our non-union employee groups will elect to be represented by a labor union or become covered by a collective bargaining agreement. The election of a bargaining representative could result in employee compensation and/or working condition demands that may impact operating performance and expenses.

Fuel
Aircraft fuel is a significant expenditure for us. Aircraft fuel accounted for 22.0 percent and 22.9 percent of our 2002 and 2001 operating expenses, excluding special items, respectively. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We utilize a fuel-hedging program to partially protect against significant increases in aircraft fuel prices. Subject to market conditions, we may implement fare increases to offset increases in the price of fuel. There can be no assurance that any such fare increase will completely offset higher fuel costs or not adversely impact our competitive position. Despite the significant impact of this cost on our operating results, we have been able to achieve improvements in our operating margins through the addition of new, fuel-efficient B717 aircraft that consume approximately 24 percent less fuel than the aircraft they are replacing.

Maintenance, Repairs and Training
Our operating fleet consists of B717 and DC-9 aircraft. As of December 31, 2002, the weighted-average age of our B717 fleet was 1.5 years. Our DC-9 aircraft generally incur higher maintenance costs than our newer B717 aircraft. However during 2003, we anticipate retiring all remaining DC-9 aircraft and replacing these aircraft with B717 aircraft. We believe the long-term estimated cost of maintenance to fly our aircraft will be within industry norms. We are required to comply with new FAA regulations or Airworthiness Directives that may be promulgated in the future. There can be no assurance that our maintenance expenses (including costs to comply with aging aircraft requirements) will fall within industry norms.

Aircraft maintenance and repair consists of routine daily or "turn-around" maintenance and major overhaul. Routine daily maintenance is performed at Atlanta by our employees and by contractors at the other cities served by us. Heavy maintenance and other work that require hangar facilities are currently performed at outside maintenance contractors. Other routine daily maintenance contractors are provided by other airlines, which operate B717 or DC-9 aircraft or other maintenance companies approved by the FAA, both of which have employees qualified in B717 and/or DC-9 aircraft maintenance. We expect B717 maintenance costs will increase as aircraft come out of warranty, and as more scheduled maintenance becomes due.

Our maintenance technicians undergo extensive initial and ongoing training to ensure the safety of our aircraft. The FAA recently awarded us with the Air Maintenance Technical Diamond Certificate of Excellence for Maintenance Training, the FAA's highest maintenance award. This marks the seventh consecutive year we have received this award for exceeding the required levels of safety training for our maintenance technicians.

Insurance
We carry customary levels of passenger liability insurance, aircraft insurance for aircraft loss or damage, war-risk insurance and other business insurance. We believe our insurance coverage in these areas is adequate. We are exposed to potential catastrophic losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service, but also significant potential claims of injured passengers and others. We currently maintain liability insurance in amounts and of the type consistent with industry practice. Although we currently believe our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident in excess of related insurance coverage or not covered by our insurance could have a material adverse effect on us.

Airport Operations
Ground handling services typically can be placed in three categories - public contact, under-wing and complete ground handling. Public contact services involve meeting, greeting and serving our customers at the check-in counter, gate and baggage claim area. Under-wing ground handling services include, but are not limited to, marshaling the aircraft into and out of the gate, baggage and mail loading and unloading, as well as lavatory and water servicing, de-icing and certain other services. Complete ground handling consists of public contact and under-wing services combined.

We conduct complete handling services in 31 airports, including Atlanta. At other airports, the operations not conducted by our employees are contracted to other air carriers, ground handling companies or fixed base operators. We have employees at each of these cities to oversee our operations.

Government Regulations
The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978, which has substantially eliminated government authority to regulate domestic routes and fares. Deregulation has increased the ability of airlines to compete with respect to destination, flight frequencies and fares. Nevertheless, the airline industry remains highly regulated in other aspects, as more fully described below.

DOT Oversight
Although the Airline Deregulation Act of 1978 abolished regulation of domestic routes and fares, the United States Department of Transportation (DOT) retains the authority to alter or amend any airline's certificate or to revoke such certificate for intentional failure to comply with the terms and conditions of the certificate. In addition, the DOT has jurisdiction over international tariffs and pricing, international routes, computer reservation systems, and economic and consumer protection matters such as advertising, denied boarding compensation, smoking and codeshare arrangements and has the authority to impose civil penalties for violation of the United States Transportation Code or DOT regulations.

Aircraft Maintenance and Operations
We are subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. The FAA has the authority to issue new or additional regulations. To ensure compliance with its regulations, the FAA conducts regular safety audits and requires all airlines to obtain operating, airworthiness and other certificates, which are subject to suspension or revocation for cause.

We cannot predict the cost of compliance with all present and future rules and regulations and the effect of such compliance on our business, particularly our expansion plans and aircraft acquisition program.

Federal Aviation Taxes and Passenger Facility Charges
In 1997, a law was enacted imposing new aviation ticket taxes as part of larger tax legislation designed to balance the nation's budget, provide targeted tax relief and fund air traffic control, other FAA programs and airport development. As enacted, these new taxes will be imposed through September 30, 2007. Currently, the federal excise tax on tickets is 7.5 percent of the base fare, with a segment fee of $3.00 per passenger enplanement. Additionally, in conjunction with the Transportation Security Administration taking responsibility for airport security on February 18, 2002, there is a new security tax of $2.50 per enplaned passenger, up to $5.00 each way.

During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, range from $3.00 to $4.50 per enplanement and up to $18 per round trip.

Fuel Tax
In August 1993, the federal government increased taxes on fuel, including aircraft fuel, by 4.3 cents per gallon. We paid approximately $16.7 million in fuel taxes in 2002.

Additional Security and Safety Measures
In 1996 and 1997, the President's Commission on Aviation Safety and Security issued recommendations and the U.S. Congress and the FAA adopted increased safety and security measures designed to increase airline passenger safety and security and protect against terrorist acts. Such measures have resulted in additional operating costs to the airline industry. Examples of increased safety and security measures include the introduction of a domestic passenger manifest requirement, increased passenger profiling, enhanced pre-board screening of passengers and carry-on baggage, positive bag match for profile selections, continuous physical bag search at checkpoints, additional airport security personnel, expanded criminal background checks for selected airport employees, significantly expanded use of bomb sniffing dogs, certification of screening companies, aggressive testing of existing security systems, expansion of aging aircraft inspections to include nonstructural components, development of a new systems approach for air carriers and the FAA to monitor and improve safety oversight and installation of new ground proximity warning systems on all commercial aircraft. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

Miscellaneous
All air carriers are subject to certain provisions of the Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the Federal Communications Commission (FCC). To the extent we are subject to FCC requirements, we have taken and will continue to take all necessary steps to comply with those requirements.

Our operations may become subject to additional federal regulatory requirements in the future. Our labor relations are covered under Title II of the Railway Labor Act of 1926, as amended, and are subject to the jurisdiction of the National Mediation Board. During a period of past fuel scarcity, air carrier access to jet fuel was subject to allocation regulations promulgated by the Department of Energy. We are also subject to state and local laws and regulations at locations where we operate and the regulations of various local authorities that operate the airports we serve.

All international service is subject to the regulatory requirements of the appropriate authorities of the other country involved. We currently operate scheduled international service to Grand Bahama Island. To the extent we seek to provide additional international air transportation in the future, we will be required to obtain necessary authority from the DOT.

Environmental Regulations
The Airport Noise and Capacity Act of 1990 (ANCA) generally recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. The ANCA generally requires FAA approval of local noise restrictions on Stage 3 aircraft first effective after October 1990. While we have had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

The Environmental Protection Agency (EPA) regulates operations, including air carrier operations, which affect the quality of air in the United States. We believe we have made all necessary modifications to our fleet to meet emission standards issued by the EPA.

Risk Factors
Investors should carefully consider the following risk factors before making investment decisions regarding our stock.

We have a significant amount of fixed obligations that could impair our ability to make principal and interest payments on our debt obligations and lease payments on our lease obligations.

We are highly leveraged and have significant debt obligations. We may incur substantial additional debt related to aircraft deliveries. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Our ability to make scheduled payments of principal or interest for our financing obligations depends on our future performance and financial results. These results are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are, to some extent, beyond our control.

The amount of our debt could have important consequences to investors, including the following:

--	a substantial portion of our cash flow from operations must be dedicated to debt service and will not be available for operations;
--	our ability to obtain additional financing for aircraft purchases, capital expenditures, working capital, or general corporate purposes could be limited; and
--	substantially all of our existing assets are pledged as collateral.

Covenants in our debt instruments could limit how we conduct our business, which could affect our long-term growth potential.

Our debt instruments contain covenants that, among other things, restrict our ability to:

--	pay dividends, prepay existing indebtedness, make investments and/or other distributions;
--	incur additional indebtedness;
--	acquire new aircraft;
--	sell assets; and
--	enter into certain mergers, and/or engage in certain transactions with affiliates.

As a result of these restrictive covenants, we may be limited in how we conduct business, and we may be unable to raise additional debt or equity financing to operate during general economic or business downturns, to compete effectively, or to take advantage of new business opportunities. This may affect our ability to generate revenues and make profits.

Our failure to comply with the covenants and restrictions contained in our indentures and other financing agreements could lead to a default under the terms of those agreements. If such a default occurs, the other parties to these agreements could declare all amounts borrowed and all amounts due under other instruments that contain provisions for cross-acceleration or cross-default due and payable. If that occurs, we may not be able to make payments on our debt, meet our working capital and capital expenditure requirements, or be able to find additional alternative financing on favorable or acceptable terms.

Further increases in fuel costs will negatively affect our operating expenses and financial results.

Aircraft fuel is a significant expenditure for us. Aircraft fuel accounted for 22.0 percent and 22.9 percent of our 2002 and 2001 operating expenses, respectively, excluding special items. Due to the effect of world and economic events on the price and availability of oil, the future availability and cost of aircraft fuel cannot be predicted with any degree of certainty. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results.

Our operating results may suffer because of competition in the low-fare airline markets we serve.

The airline industry, in general, and the low-fare sector in particular, is highly competitive and is served by numerous companies. We may face greater competition in the future. Any increased competition could have a negative impact on our business and operating results.

The profitability of our operations is influenced by economic conditions as demand for discretionary travel diminishes during economic downturns.

The profitability of our operations is influenced by the condition of the U.S. economy, which may impact the demand for discretionary travel and our competitive pricing position. A substantial portion of our business is discretionary travel, which declines during economic downturns.

We depend heavily on the Atlanta market to be successful.

Our business strategy has historically focused on adding flights to and from our Atlanta base of operations. We recently expanded the scope and growth of our route network to increase the amount of non-Atlanta flights; going from approximately 10 percent outside of Atlanta during 2000 to approximately 26 percent by year-end 2002. While we have reduced our dependence on Atlanta, a nonstrategic, external reduction in our share of the Atlanta market or reduced passenger traffic to or from Atlanta could have a material adverse effect on our financial condition and results of operations. In addition, our dependence on a primary hub and on a route network operating largely on the East Coast makes us more susceptible to adverse weather conditions and other traffic delays along the East Coast than some of our competitors that may be better able to spread these traffic risks over larger route networks.

Airline strategic combinations could have an impact on our operations in ways yet to be determined.

The strategic environment in the airline industry changes from time to time as carriers implement varying strategies in pursuit of profitability, including consolidation to expand operations and increase market strength, and entering into global alliance arrangements. We are unable to predict what effect, if any, changes in the strategic landscape might have on our business, financial condition and results of operations.

Our maintenance costs are expected to increase.

Our recent maintenance expenses are lower than what we expect to incur in the future because most of the parts on our B717 aircraft have been covered by multi-year warranties. Our maintenance costs are expected to increase as these aircraft age and are utilized more frequently.

Our reputation and financial results could be negatively affected in the event of a major aircraft accident.

An accident involving one of our aircraft could involve not only repair or replacement of the damaged aircraft and its consequent temporary or permanent loss from service, but also significant potential claims of injured passengers and others. Moreover, any aircraft accident, even if fully insured, could cause a public perception that our aircraft are less safe or reliable than other airlines, and that could have a negative effect on our business. The occurrence of one or more incidents or accidents involving our aircraft could have a material adverse effect on the public's perception of us and our future operations.

We are required by the DOT to carry liability insurance on each of our aircraft. We currently maintain liability insurance in amounts and of the type consistent with industry practice. Although we currently believe our insurance coverage is adequate, the amount of such coverage may be changed in the future or we may be forced to bear substantial losses from accidents. Substantial claims resulting from an accident in excess of related insurance coverage could have a material adverse impact on our business and financial results.

We are subject to extensive regulation by the FAA, the DOT, and other governmental agencies, compliance with which could cause us to incur increased costs and negatively affect our business and financial results.

We are subject to a wide range of governmental regulation, including regulation by the FAA. A modification, suspension or revocation of any of our FAA authorizations or certificates could adversely impact our business.

Additional laws and regulations have been proposed that could significantly increase the cost of airline operations by imposing additional requirements or restrictions on operations. Laws and regulations have also been considered that would prohibit or restrict the ownership and/or transfer of airline routes or takeoff and landing slots. Also, the availability of international routes to United States carriers is regulated by treaties and related agreements between the United States and foreign governments that are amendable. We cannot predict what laws and regulations may be adopted or their impact and we cannot guarantee that laws or regulations currently proposed or enacted in the future will not adversely affect us.

ITEM 2.  PROPERTY

Operating Aircraft Fleet

We operated the following owned and leased aircraft as of December 31, 2002:

Aircraft Type	Average No. of Seats	Owned	Leased	Total	Average Age (Years)
--------------------------	----------	----------	----------	----------	----------
B717	117	8	42	50	1.5
DC-9	106	9	6	15	32.4
		----------	----------	----------
Total		17	48	65	8.6

As of December 31, 2002, we had contracted with Boeing for the acquisition of 73 B717 aircraft for delivery through December 2003, 50 of which had been delivered. We have lease-financing commitments in place to accept delivery of the remaining 23 B717 aircraft during 2003. We anticipate retiring all remaining DC-9 aircraft during 2003 and replacing these aircraft with B717 aircraft. With respect to future B717 option deliveries, we had 6 purchase options remaining at December 31, 2002.

As of December 31, 2002, all of our owned operating aircraft were encumbered under debt agreements. For information concerning the estimated useful lives, residual values, lease terms, operating rent expense and firm orders on additional aircraft, see Notes 1, 4 and 8 to the consolidated financial statements.

Ground Facilities

Our principal executive offices are located at the Orlando International Airport in a leased facility consisting of approximately 34,000 square feet of office space. The facility houses our executive offices as well as our operations staff (including in-flight operations and station operations), general administrative staff, computer systems and personnel training facility. The lease agreement for this facility expires in 2007 and may be extended an additional ten years through the exercise of options in five-year increments.

We own an aircraft hangar measuring approximately 70,000 square feet at the Orlando International Airport, subject to a ground lease with the Greater Orlando Aviation Authority. The ground lease agreement for this facility expires in 2011 and may be extended an additional ten years through the exercise of options in five-year increments. The hangar houses a portion of our maintenance staff, maintenance records and parts inventory.

We also lease the following facilities:

--	approximately 22,000 square feet of office space in Atlanta for use as a reservations center under a lease which expires September 30, 2004;
--	approximately 25,000 square feet of space in Atlanta for use as a training center under a lease which expires October 31, 2005;
--	approximately 13,000 square feet of space in Savannah, Georgia for a reservations center under a lease which expires in February 2006; and
--	approximately 91,000 square feet of space in Atlanta for a warehouse and engine repair facility under a lease that expires in August 2006.

We have signatory status on the lease of facilities at Hartsfield Atlanta International Airport, which expires in 2010. The check-in-counters, gates and airport office facilities at each of the other airports we serve are leased from the appropriate airport authority or subleased from other airlines. These arrangements may include baggage handling, station operations, cleaning and other services. If these facilities at any additional cities to be served by us are not available at acceptable rates, or if such facilities become no longer available to us at acceptable rates, then we may choose not to serve those markets.

During December 2002, we broke ground for a planned $14.5 million hangar facility at Hartsfield Atlanta International Airport. The 56,700 square-foot hangar will be large enough to hold two of our B717 aircraft simultaneously and will also have a 20,000 square-foot, two-story office building attached to the hangar to house engineers and other support staff. Completion of construction is expected by December 2003.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are engaged in litigation arising in the ordinary course of our business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLER MATTERS

Market Information

Our common stock, $.001 par value, is traded on the New York Stock Exchange under the symbol "AAI." Prior to August 15, 2001, our common stock was traded on the American Stock Exchange under the symbol "AAI." The following table sets forth the reported high and low sale prices for our common stock for each quarterly period during 2002 and 2001:
	2002		2001
Quarter	High	Low	High	Low
--------------------------	--------	--------	--------	--------
1st	$7.45	$ 5.31	$ 10.40	$ 6.50
2nd	$6.32	$ 5.00	$ 12.25	$ 7.50
3rd	$5.54	$ 2.34	$ 10.56	$ 2.60
4th	$4.50	$ 2.51	$ 7.18	$ 3.50

Holders

As of February 28, 2003, there were approximately 5,251 stockholders of record.

Dividends

Historically we have not declared cash dividends on our common stock. In addition, our debt indentures restrict our ability to pay cash dividends. We intend to retain earnings to finance the development and growth of our business. Accordingly, we do not anticipate that any dividends will be declared on our common stock for the foreseeable future. Future payments of cash dividends, if any, will depend on our financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the data under the heading "SECURITIES AUTHORIZED" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 14, 2003, which Proxy statement is to be filed with the Commission.

ITEM 6.	SELECTED FINANCIAL AND OPERATING DATA

The following financial information for the five years ended December 31, 2002 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related Notes thereto included elsewhere herein.
	2002		2001		2000		1999		1998
Financial Data: (in 000s, except per share data)
Operating revenues	$ 733,370		$ 665,164		$ 624,094		$ 523,468		$ 439,307
Net income (loss)	10,745	(1)	(2,757	)(2)	47,436		(99,394	)(3)	(40,738	) (4)
Earnings (loss) per common share:
Basic	0.15		(0.04)		0.72		(1.53)		(0.63)
Diluted	0.15		(0.04)		0.69		(1.53)		(0.63)
Total assets at year-end	473,450		497,816		546,255		467,014		376,406
Long-term debt obligations including current maturities at year-end	210,173		268,211		427,903		415,688		245,994

Operating Data:
Revenue passengers	9,653,777		8,302,732		7,566,986		6,460,533		5,462,827
Revenue passenger miles (RPM) (000s) (5)	5,581,263		4,506,007		4,115,745		3,473,490		3,244,539
Available seat miles (ASM) (000s) (6)	8,255,809		6,537,756		5,859,395		5,467,556		5,442,234
Passenger load factor (7)	67.6%		68.9%		70.2%		63.5%		59.6%
Break-even load factor (8)	66.7%		66.3%		64.7%		59.4%		61.5%
Average yield per RPM (9)	12.79	¢	14.39	¢	14.70	¢	14.01	¢	12.97	¢
Passenger revenue per ASM (10)	8.64	¢	9.92	¢	10.32	¢	8.90	¢	7.73	¢
Operating cost per ASM (11)	8.51	¢	9.33	¢	9.27	¢	8.19	¢	7.91	¢
Operating cost per ASM, excluding aircraft fuel (12)	6.64	¢	7.20	¢	6.87	¢	6.94	¢	6.59	¢
Average stage length (miles)	567		541		537		528		546
Average cost of aircraft fuel per gallon	90.37	¢	93.85	¢	100.89	¢	49.95	¢	54.87	¢
Average daily utilization (hours:minutes) (13)	10:36		9:54		10:18		9:54		9:42
Number of operating aircraft in fleet at end of period	65		59		53		47		50

Note: All special items listed below are pre-tax.

(1)	Includes a $0.6 million grant from the U.S. government pursuant to the Air Transportation Safety and System Stabilization Act (the Stabilization Act)
(2)

Includes a $28.0 million impairment loss related to our DC-9 fleet, an $18.1 million impairment loss/lease termination charge related to our retired B737 fleet, special charges of $2.5 million incurred during the federal ground stop order, a $29.0 million grant from the U.S. government pursuant to the Stabilization Act, and the cumulative effect of a change in accounting principle of $0.7 million

(3)	Includes a $147.7 million impairment loss related to our DC-9 fleet and a gain of $19.6 million for a litigation settlement
(4)	Includes a $27.5 million impairment loss related to our B737 aircraft
(5)	The number of scheduled revenue miles flown by passengers
(6)	The number of seats available for passengers multiplied by the number of scheduled miles each seat is flown
(7)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(8)	The percentage of seats that must be occupied by revenue passengers in order for us to break even on a pre-tax income basis, excluding special items
(9)	The average amount one passenger pays to fly one mile
(10)	Passenger revenue divided by ASMs
(11)	Operating expenses, excluding special items, divided by ASMs
(12)	Operating expenses, excluding aircraft fuel expense and special items, divided by ASMs
(13)	The average amount of time per day that an aircraft flown is operated in revenue service

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices, and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to: our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage, and the results of litigation or investigation. Our forward-looking statements can be identified by the use of terminology such as "anticipates," "expects," "intends," "believes," "will" or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW
All of the operations of AirTran Holdings, Inc. are conducted by our wholly-owned subsidiary, AirTran Airways, Inc., which is the second-largest affordable-fare scheduled airline in the United States in terms of departures. We offer scheduled airline service principally serving short-haul markets, primarily from our hub at Hartsfield Atlanta International Airport in Atlanta, Georgia. As of March 2003, we operated 68 aircraft making approximately 400 flights per day serving 40 cities throughout the eastern United States.

We have created a successful niche in selected markets by targeting price-sensitive business and leisure travelers. In addition to offering an affordable-fare alternative to higher-priced airlines, we believe we contribute toward the overall growth of the markets we serve by stimulating demand among travelers who may otherwise utilize ground transportation or not travel at all. Our service is intended not only to satisfy the transportation needs of our target customers, but also to provide customers with a travel experience worth repeating. The success of this strategy is evidenced by the 9.7 million revenue passengers we carried in the year ended December 31, 2002, a 16.3 percent increase from the 8.3 million revenue passengers we carried in the prior year ended December 31, 2001. With this traffic and revenue base, our operating margins, excluding special items, rank among the highest in the domestic airline industry. We achieved this result with a cost structure that ranks among the best in the industry (in terms of cost per available seat mile).

YEAR IN REVIEW

In 2002, we achieved a number of significant accomplishments during what continues to be one of the most challenging periods in the commercial airline industry. While the industry recorded significant losses in 2002, we earned net income of $10.7 million. We achieved these results in an operational and financial environment characterized by significant increases in aviation insurance costs, increased passenger screening costs resulting from evolving security laws and procedures, escalating fuel prices, and, in general, a recessionary domestic economic environment.

We have undertaken a number of key initiatives to strengthen our competitive position, including a fleet renewal plan. We are in the final stages of replacing and upgrading our aircraft fleet through the acquisition of 73 Boeing 717s (B717), 50 of which we operated as of December 31, 2002, and 23 to be delivered during 2003. We were the launch customer for the B717, which was designed specifically for efficient short-haul service and is considered among the most modern, innovative, comfortable and environmentally friendly commercial aircraft available today. Concurrently, we are retiring the last of our fleet of McDonnell Douglas DC-9 (DC-9) aircraft in 2003. We believe the conversion to the B717s will continue to enhance our overall image and improve our operating performance. We also offer amenities such as a Business Class, assigned seating, a frequent flier program, same concourse connections at Hartsfield Atlanta International Airport and full participation in travel agents' computer reservations.

Other highlights from 2002 include the following:

--	Inauguration of service to five new destinations, including Kansas City, MO, Milwaukee, WI, Rochester, NY, West Palm Beach, FL, and Wichita, KS.
--	Launch of AirTran JetConnect(TM), a new regional jet service.
--	Commencement of construction on our $14.5 million, 56,700 square-foot hangar at Hartsfield Atlanta International Airport.
--	Transacted more than 56 percent of our bookings via the Internet.
--	Upgraded features on airtran.com including seat assignments on select fares.

Looking forward to 2003, we expect operating revenues to grow as we increase available seat mile (ASM) capacity by more than 20 percent. By the end of the year we anticipate operating a single aircraft type as we retire the remaining aircraft in our DC-9 fleet. With the operation of a single aircraft type we expect to improve our cost advantage over our competitors, primarily in the areas of maintenance, fuel consumption, spare parts provisioning, simplified scheduling, and lower training costs.

Many of our competitors have experienced significant financial and operational hardships, including bankruptcy protection and capacity reductions. As these competitors downsize their operations, market opportunities may become available. We intend to follow a controlled growth plan that includes: (i) diversification of our route network to balance our predominantly north-south route network with more east-west service; (ii) adding additional frequencies on existing routes to provide our customers with more convenient schedules from which to choose; and (iii) utilizing our aircraft more efficiently, leveraging advances in technology, and carefully hiring and training our personnel, all of which improve productivity and increase our cost advantage over our competitors.

Although we were able to generally offset the increased level of operating expenses in 2002 with lower maintenance and distribution costs, there can be no assurance we will be able to continue to offset any additional expenses, particularly resulting from increases in the price of fuel, further changes to security procedures or increases in aircraft insurance costs.

RESULTS OF OPERATIONS

2002 Compared to 2001

Summary
For the year 2002 we recorded operating income of $31.2 million, net income of $10.7 million and diluted earnings per common share of $0.15. These results reflect a credit of $0.6 million for government grant funds received pursuant to the Air Transportation Safety and System Stabilization Act (the Stabilization Act). Our diluted earnings per common share were increased by $0.01 upon recognition of the government grant (see Note 3 to the Consolidated Financial Statements). For the comparative period in 2001, including special items, we recorded operating income of $35.7 million, a net loss of $2.8 million and a diluted loss per common share of $0.04. Our 2001 results were significantly affected by the terrorist attacks on the United States that occurred on September 11, 2001 (the September 11 Events) and include: (i) special charges of $46.1 million in operating expenses that reflect reductions in aircraft fleet values, aircraft lease termination charges; (ii) special charges of $2.5 million directly related to the September 11 Events; and (iii) a credit of $29.0 million for government grant funds we expected to receive pursuant to the Stabilization Act. Our nonoperating results for 2001 included a special item of $4.3 million representing additional debt discount amortization resulting from the exercise of conversion rights on approximately two-thirds of our 7.75% Convertible Notes. Our diluted earnings per common share for the year ended December 31, 2001 were increased by $0.42 upon recognition of the government grant (see Note 3 to the Consolidated Financial Statements).

Our passenger revenues for the period from September through December 2001 were significantly affected by the September 11 Events. In response to the terrorist attacks, the Federal Aviation Administration (FAA) immediately issued a federal ground stop order on September 11th, which prohibited all civil aviation flights from operation within the national airspace of the United States. The U.S. airspace was not reopened until September 13th, at which time we operated a portion of our pre-September 11th scheduled operations. Once flights resumed, passenger traffic and yields were significantly lower than we had experienced prior to September 11th. In an effort to match our capacity to the reduced level of demand, we reduced our operations to levels similar to those we operated during the same period in 2000, despite the fact that we had been successful in growing our capacity by 18 percent earlier in the year. In addition, many corporations curtailed their business travel and leisure travelers cancelled or postponed vacations, which forced airlines to reduce airfares in an attempt to stimulate demand. Despite these actions, our traffic dropped in the post-September 11th period by over 11 percent, which resulted in our passenger load factor declining eight percentage points compared to the previous year. Passenger yields also suffered during the post-September 11th period declining nearly 15 percent year-over-year. This resulted in a $51.8 million, or 25 percent, decline in passenger revenues compared to the same time period in 2000.

On September 22, 2001, President Bush signed into law the Stabilization Act, which provided, in part, for qualifying U.S. airlines and air cargo carriers to receive: up to $5 billion in compensation for direct losses, including lost revenues, incurred as a direct result of the FAA ground stop order and for incremental losses incurred through December 31, 2001 as a direct result of the September 11 Events; up to $10 billion in federal government loan guarantees; reimbursement for certain insurance increases; and the extension in due dates for payment of certain excise taxes. Each air carrier was entitled to receive the lesser of its direct and incremental losses for the period of September 11, 2001 to December 31, 2001 or its available seat mile (ASM) allocation of the $5 billion compensation. We received compensation payments of $5.0 million and $24.6 million during 2002 and 2001, respectively. Related to these payments, we recognized income of $0.6 million and $29.0 million in 2002 and 2001, respectively, which is included in Operating Expenses - Government Grant on the accompanying Consolidated Statements of Operations.

We believe excluding the impact of the aforementioned special items may enhance comparative analysis of our results. The following table reconciles results reported in accordance with Generally Accepted Accounting Principles (GAAP) with results adjusted to exclude our special items:
	For the year ended December 31,
In thousands, except per share data	2002	2001
Net income (loss), as reported	$10,745	$(2,757)
Reduction of B737 and DC-9 fleet values and lease termination charges (see Note 13)	--	46,069
September 11th special charges (see Note 3)	--	2,494
Debt discount amortization (see Note 7)	--	4,291
Government grant (see Note 3)	(640)	(28,951)
Adjusted net income, excluding special items (non-GAAP)	$10,105	$21,146
	=======	=======
Net income (loss) per share, basic, as reported	$0.15	$(0.04)
Reduction of B737 and DC-9 fleet values and lease termination charges (see Note 13)	--	0.68
September 11th special charges (see Note 3)	--	0.04
Debt discount amortization (see Note 7)	--	0.06
Government grant (see Note 3)	(0.01)	(0.42)
Adjusted net income per share, basic, excluding special items (non-GAAP)	$0.14	$0.32
	=======	=======
Net income (loss) per share, diluted, as reported	$0.15	$(0.04)
Reduction of B737 and DC-9 fleet values and lease termination charges (see Note 13)	--	0.68
September 11th special charges (see Note 3)	--	0.04
Debt discount amortization (see Note 7)	--	0.06
Government grant (see Note 3)	(0.01)	(0.42)
Adjusted net income per share, diluted, excluding special items (non-GAAP)	$0.14	$0.32
	=======	=======

Operating Revenues
Our operating revenues for the year increased $68.2 million (10.3 percent) primarily due to an increase in passenger revenues. The increase in passenger revenues was primarily due to a 23.9 percent increase in traffic, as measured by revenue passenger miles (RPMs).

During 2002, we took delivery of 20 Boeing 717 aircraft and retired 14 DC9 aircraft. As a result, our capacity, as measured by ASMs, increased by 26.3 percent. When coupled with our RPM growth of 23.9 percent, our load factor declined 1.3 percentage points to 67.6 percent.

Although we continued to grow our operations by adding new aircraft to our fleet, new destinations to our route network, and additional frequencies between existing city pairs, the general erosion of yields and passenger load factors that began in the third quarter of 2001 continued to unfavorably affect our passenger revenues during 2002. Our average yield, as measured by revenue per passenger seat mile, decreased 11.1 percent to 12.79 cents per RPM. The reduction in yield resulted from a 5.4 percent decrease in our average fare to $73.93 and a 6.5 percent increase in our average passenger trip length, as measured by RPMs divided by revenue passengers, to 578 miles. This decline in yield, when combined with our 1.3 percentage point decline in passenger load factor, resulted in a 12.9 percent decline in passenger unit revenues, or passenger RASM, to 8.64 cents per ASM.

Cargo revenues declined $0.7 million primarily due to reduced levels of mail transported for the U.S. Postal Service. In general, the demand for short-haul cargo transportation has diminished following the September 11 Events and we have alternatively focused our resources on passenger transportation.

Operating Expenses
Our operating expenses for the year increased $72.7 million (11.6 percent), including special items, on an ASM increase of 26.3 percent. Operating expenses for 2002 reflect a credit of $0.6 million representing the final installment of government grant funds received pursuant to the Stabilization Act. Operating expenses for 2001 reflect: (i) an impairment charge of $18.1 million related to the write-down of the net book value of our owned B737 fleet and for charges related to the termination of the lease on one B737 aircraft; (ii) special charges of $28.0 million related to the impairment of our owned DC-9 aircraft fleet and $2.5 million of other costs directly related to the September 11 Events; and (iii) special gains of $29.0 million representing the amount of government grant funds we expected to receive pursuant to the Stabilization Act. Excluding special items, our operating cost per ASM (CASM) improved 8.8 percent to 8.51 cents on ASM growth of 26.3 percent.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, or operating expenses per ASM, for 2002 and 2001:

	Year Ended December 31,				Percent
	2002		2001		Change

Salaries, wages and benefits	2.46	¢	2.43	¢	1.2
Aircraft fuel	1.87		2.13		(12.2)
Aircraft rent	0.88		0.54		63.0
Distribution	0.52		0.69		(24.6)
Maintenance, materials and repairs	0.57		1.05		(45.7)
Landing fees and other rents	0.51		0.55		(7.3)
Aircraft insurance and security services	0.36		0.19		89.5
Marketing and advertising	0.25		0.28		(10.7)
Depreciation	0.21		0.43		(51.2)
Other operating	0.88		1.04		(15.4)

Total CASM	8.51	¢	9.33	¢	(8.8)
	=====		=====

Note:

Amounts for 2002 exclude a government grant of $0.6 million (0.01¢ on a CASM basis). Amounts for 2001 exclude impairment loss/lease termination, special charges and a government grant of $46.1 million, $2.5 million, and $29.0 million, respectively (0.30¢ on a CASM basis).

Salaries, wages and benefits increased $44.4 million (27.9 percent overall or 1.2 percent on a CASM basis) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 aircraft fleet and new destinations added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs. We employed approximately 5,000 employees (including approximately 4,700 full-time equivalents) at year-end 2002 representing roughly a 17.6 percent increase over the comparative period.

Aircraft fuel, including fuel-hedging activities, increased $15.1 million (10.8 percent overall, and improved 12.2 percent on a CASM basis). In 2002, we consumed 15.1 percent more fuel primarily due to the growth of our operations. Decreases in the price of aircraft fuel purchases and improvements to our fuel consumption per block hour partially offset our greater fuel consumption. Our average per gallon cost of fuel, including all fees, taxes, and hedging activities decreased 3.7 percent to 90.37 cents. Our fuel consumption improved 7.0 percent decreasing to 722 gallons per block hour. We continue to realize savings from reduced fuel consumption per block hour as we replace the DC-9 aircraft in our operating fleet with B717 aircraft that are more fuel-efficient. We expect to derive additional fuel consumption per block hour improvements in 2003 as we retire the remaining 15 DC-9 aircraft and operate an all-Boeing 717 aircraft fleet by the end of the year. The results of our hedging activities increased aircraft fuel expense by $6.0 million and $2.5 million during 2002 and 2001, respectively.

Aircraft rent increased $37.3 million (105.6 percent overall or 63.0 percent on a CASM basis) due to a greater percentage of our aircraft fleet being leased. Twenty lease-financed B717 aircraft were added to our fleet during 2002. We have lease-financing commitments in place to accept delivery of 23 B717 aircraft during 2003.

Distribution costs decreased $2.3 million (5.0 percent overall or 24.6 percent on a CASM basis). Our improvement in this area was primarily due to: (i) a greater percentage of our passenger sales being generated online via our website; and (ii) savings generated by revisions to our commission structure. We recognize significant savings when our sales are transacted via our website as opposed to more traditional methods such as through travel agents and global distribution systems. During the second quarter of 2002 we revised our commission structure to eliminate the standard 5 percent commission for travel agencies. We continue to offer a 5 percent commission for sales transacted through the travel agent section of our website. Our commission cost savings were partially offset by increased computer reservation system and credit card fees. The additional transaction volume derived from our growth in revenue passengers generated the escalation in these fees.

Maintenance, materials and repairs decreased $21.4 million (31.1 percent or 45.7 percent on a CASM basis). On a block hour basis, maintenance costs declined 40.0 percent to approximately $200 per block hour, primarily reflecting the retirement of 14 DC-9 aircraft in 2002 and seven DC-9 aircraft in 2001. The timing of maintenance to be performed is predominantly determined by the number of hours the aircraft and engines are operated and their age. The composition of our aircraft fleet continued to shift toward a greater percentage of new B717 aircraft that generally require less costly and less frequent scheduled maintenance. Our maintenance costs are expected to increase as these aircraft age and are utilized more frequently.

Landing fees and other rents increased $6.6 million (18.6 percent, and improved 7.3 percent on a CASM basis) reflecting landing fee rate increases, growth in the number of flights we operated and the leasing of facilities at the new destinations added to our route network.

Aircraft insurance and security services increased $16.8 million (134.4 percent or 89.5 percent on a CASM basis) primarily from additional aircraft insurance premiums for war risk liability insurance. In addition, our insured fleet hull value increased as a result of the new B717 aircraft deliveries while the overall rates for basic hull and liability coverage also increased.

Marketing and advertising increased $2.5 million (13.5 percent, and improved 10.7 percent on a CASM basis) primarily reflecting our promotional efforts associated with the development of our new destinations.

Depreciation decreased $11.1 million (39.4 percent or 51.2 percent on a CASM basis) primarily due to the retirement of 14 owned aircraft during 2002 and seven owned aircraft during 2001. Our depreciation expense was reduced further by the reduction in the net book value of our B737 and DC-9 aircraft as recorded during the second and third quarters of 2001, respectively, in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." A revision to the useful life of our B717 fleet during 2001 and our discontinued amortization of goodwill and indefinite-lived intangible assets upon adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" during 2002 reduced our 2002 depreciation expense (see Note 2 to the Consolidated Financial Statements). Depreciation associated with additional spare parts and equipment provisioning for the B717 aircraft partially offset the aforementioned expense reductions.

Other operating expenses increased $5.0 million (7.4 percent, and improved 15.4 percent on a CASM basis) primarily from added passenger related costs associated with the higher level of operations, contractual costs related to the opening of new destinations and the costs associated with our new reservations system and other automation projects.

Impairment loss/lease termination represents: (i) an impairment charge of $18.1 million related to the write-down of the net book value of our owned B737 fleet and for charges related to the termination of the lease on one B737 aircraft; and (ii) special charges of $28.0 million related to the impairment of our owned DC-9 aircraft fleet. During the second quarter of 2001 we announced our intentions to retire our fleet of B737 aircraft in the third quarter of 2001 in order to simplify our fleet and reduce costs. During the third quarter of 2001, the September 11 Events had a profound impact on aircraft values worldwide, in particular on maintenance-intensive, less fuel-efficient aircraft such as B737-200s, MD-80s, as well as our DC-9 fleet. A significant number of the aircraft that were grounded by air carriers were of these aircraft types. We performed evaluations of the B737 and DC-9 aircraft fleets to determine, in accordance with SFAS 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets. As a result of the evaluation, we determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore concluded that these aircraft were impaired as defined by SFAS 121. Consequently, the net book value of the B737 and DC-9 aircraft fleets and related assets were reduced during 2001 by approximately $38.8 million to reflect the fair market value of these assets.

Special charges primarily represent operating costs incurred during the FAA's ground stop order following the September 11 Events.

Government grant represents compensation in the form of grants from the federal government for direct and incremental losses associated with the 2001 terrorist events.

Nonoperating Expenses
Other expense, net decreased by $13.3 million (38.5 percent) primarily due to reductions in interest expense, convertible debt discount amortization, and interest income, as well as adjustments related to our fuel hedges in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." Interest expense decreased as a result of having reduced our outstanding debt obligations during the period. Convertible debt discount amortization represents the exercise of conversion rights on approximately two-thirds of our 7.75% Convertible Notes during 2001. Upon conversion, we expensed $4.3 million of the debt discount associated with this financial instrument. Interest income decreased due to lower interest rates earned on invested cash balances. SFAS 133 adjustment income represents changes in the value of our now terminated fuel-related derivative contracts (see Note 5 to the Consolidated Financial Statements).

Income Tax Expense (Benefit)
Income tax expense (benefit) was $(0.8) million and $3.2 million for 2002 and 2001, respectively. During 2002 we recorded income tax benefit of $0.8 million due to a change in federal tax law as discussed below. During 2001, the differences between our effective tax rates and statutory rates result from the expected utilization of a portion of our net operating loss (NOL) carryforwards, offset in part by alternative minimum tax (AMT) and the application to goodwill of the tax benefit related to the realization of a portion of the Airways Corporation, Inc. NOL carryforwards.

The Job Creation and Worker Assistance Act of 2002 passed by Congress in March 2002 resulted in a retroactive suspension of the AMT NOL 90 percent limitation. This legislation resulted in a tax benefit of $0.8 million in 2002. In accordance with Statement of Financial Accounting Standards No. 109,

"Accounting for Income Taxes," the effect of changes in tax laws or rates is included in income in the period that includes the enactment date, resulting in recognition of the change in the first quarter of 2002.

We have not recognized any benefit from the future use of existing NOL carryforwards. We have not recognized any such benefit because our evaluation of available evidence indicates an unacceptable degree of risk underlying any current assumption of sufficient future profitable operations to realize such benefit.

2001 Compared to 2000

Summary
We recorded a net loss, before the cumulative effect of a change in accounting principle, of $2.1 million in 2001 ($0.03 per diluted share) compared to 2000 net income of $47.4 million ($0.69 per diluted share). The cumulative effect of a change in accounting principle for 2001, which related to our adoption of SFAS 133, was $0.7 million ($0.01 per diluted share), net of taxes of $0.1 million (see Note 2 to the Consolidated Financial Statements). Our operating income for 2001, including special items of $19.6 million, was $35.7 million compared to $81.2 million in 2000. The 2001 special items in operating income reflect reductions in aircraft fleet values, aircraft lease termination charges, special charges related to the September 11 Events and the entire amount of compensation we expect to receive from the U.S. government pursuant to the Stabilization Act. Our nonoperating expenses for 2001, including a special item of $4.3 million, were $34.6 million compared to $33.7 million in 2000. The 2001 special item in nonoperating expenses represents additional debt discount amortization resulting from the exercise of conversion rights on approximately two-thirds of our 7.75% Convertible Notes. Upon conversion, we expensed $3.8 million of the debt discount and $0.5 million of debt issuance costs associated with our 7.75% Convertible Notes. A summary of the 2001 special items, including where the amounts are recorded in our Consolidated Statements of Operations, is listed below (in millions):
	Income / (Expense)
Description	Operating	Nonoperating	Total

Reduction of B737 and DC-9 fleet values and lease termination charges (see Note 13)	$ (46.1)	$ --	$ (46.1)
September 11th special charges (see Note 3)	(2.5)	--	(2.5)
Government grant (see Note 3)	29.0	--	29.0
Debt discount amortization (see Note 7)	--	(4.3)	(4.3)
	$ (19.6)	$ (4.3)	$ (23.9)
	====	===	====

The net effect of these special items reduced our net income (loss) from $21.7 million to $(2.8) million and reduced our earnings (loss) per common share from $0.32 to $(0.04).

Operating Revenues
Our operating revenues for the year increased $41.1 million (6.6 percent) primarily due to an increase in passenger revenues. We increased our capacity (available seat miles or ASMs) by 11.6 percent due to the continuation of our fleet renewal program that resulted in the addition of 14 B717 aircraft and the retirement of four DC-9 and four B737 aircraft during the year. Our traffic (revenue passenger miles or RPMs) increased by 9.5 percent which when combined with the increase in ASMs resulted in a 1.3 percentage point decline in our passenger load factor. Our passenger yields also declined by 2.1 percent to 14.39 cents per RPM, which in conjunction with the higher traffic resulted in a $43.7 million increase in our passenger revenues. Cargo revenues declined by $2.2 million during the year due to the fact that we carried less mail for the U.S. Postal Service.

Our financial results for the first eight months of 2001 were considerably different from those of the remainder of the year primarily due to the impact of the September 11 Events on our passenger revenues. With the intent of providing a more meaningful understanding of this effect, we will further discuss the 2001 results in two time periods as follows: January through August, and September through December.

For the period of January through August 2001, the slowing of the U.S. economy resulted initially in greater price awareness by air travelers followed by an overall decline in the demand for air travel. This increased price awareness tended to benefit low fare airlines during this time period, as demonstrated by our revenue performance. Despite a nearly 18 percent increase in capacity during this period, we experienced even higher levels of passenger demand which resulted in our load factor increasing by 1.7 percentage points over the same period in the previous year. Our passenger yields also increased by 3.2 percent to 15 cents per RPM. This resulted in our passenger revenues increasing by $95.5 million over the comparable period in 2000.

Our passenger revenues for the period from September through December 2001 were significantly affected by the September 11 Events. In response to the terrorist attacks, the Federal Aviation Administration (FAA) immediately issued a federal ground stop order on September 11th, which prohibited all civil aviation flights from operation within the national airspace of the United States. The U.S. airspace was not reopened until September 13th, at which time we operated a portion of our pre-September 11th scheduled operations. Once flights resumed, passenger traffic and yields were significantly lower than we had experienced prior to September 11th. In an effort to match our capacity to the reduced level of demand, we reduced our operations to levels similar to those we operated during the same period in 2000, despite the fact that we had been successful in growing our capacity by 18 percent earlier in the year. In addition, many corporations curtailed their business travel and leisure travelers cancelled or postponed vacations, which forced airlines to reduce airfares in an attempt to stimulate demand. Despite these actions, our traffic dropped by over 11 percent, which resulted in our passenger load factor declining eight percentage points compared to the previous year. Passenger yields also suffered during this period and declined nearly 15 percent year-over-year. This resulted in a $51.8 million, or 25 percent, decline in passenger revenues compared to the same time period in 2000.

Operating Expenses
Our operating expenses increased by $86.5 million (15.9 percent) on an ASM increase of 11.6 percent. Excluding the special items recognized during 2001 that are described above, our operating expenses increased by $66.9 million (12.3 percent). Operating cost per available seat mile (CASM), excluding the special items, increased 0.6 percent from 9.27 cents to 9.33 cents, primarily due to the aircraft rent associated with the lease financing of a greater number of aircraft and increased personnel costs.

Operating expenses per ASM for 2001 and 2000 were as follows:

	Year Ended December 31,				Percent
	2001(1)		2000		Change

Salaries, wages and benefits	2.43	¢	2.34	¢	3.8
Aircraft fuel	2.13		2.40		(11.3)
Maintenance, materials and repairs	1.05		1.25		(16.0)
Distribution	0.69		0.68		1.5
Landing fees and other rents	0.55		0.49		12.2
Marketing and advertising	0.28		0.28		--
Aircraft rent	0.54		0.22		145.5
Depreciation	0.43		0.39		10.3
Other operating	1.23		1.22		0.8

Total CASM	9.33	¢	9.27	¢	0.6
	=======		=======

(1) CASM figures above were adjusted to exclude the following special items:
Impairment loss/lease termination of $46.1 million, special charges of $2.5 million and a government grant of $29.0 million.

Salaries, wages and benefits increased $21.7 million (15.8 percent overall or 3.8 percent on a CASM basis) primarily due to increases in the number of employees to support our year-over-year growth, in addition to contractual wage and benefit increases for our employee groups represented by labor unions.

Aircraft fuel expense, including fuel-hedging activities, decreased $1.0 million (0.7 percent overall or 11.3 percent on a CASM basis) primarily due to a 7.0 percent decrease in the average price per gallon of aircraft fuel, offset by a 6.5 percent increase in the quantity of fuel consumed in our flight operations. Our average price per gallon of aircraft fuel, including all fees and taxes, was 93.85 cents in 2001 compared to 100.89 cents in 2000. The 2001 and 2000 prices are net of $(2.5) million and $5.1 million in hedging gains (losses), respectively. The improvement in aircraft fuel CASM reflects the increased number of B717 aircraft and the retirement of DC-9 and B737 aircraft during 2001.

Maintenance, materials and repairs decreased $4.6 million (6.2 percent overall or 16.0 percent on a CASM basis) primarily due to fewer DC-9 and B737 airframe and engine repairs performed in accordance with our maintenance schedule. The timing of maintenance to be performed is predominantly determined by the number of hours the aircraft and engines are operated and their age. During 2001, we retired the B737 aircraft type from our operating fleet in addition to four DC-9 aircraft. The composition of our aircraft fleet continued to shift toward a greater percentage of new B717 aircraft, which generally require less costly and less frequent scheduled maintenance.

Distribution costs increased $5.4 million (13.6 percent overall or 1.5 percent on a CASM basis) primarily due to a higher volume of transactions incurring computer reservations system (CRS) fees. Our passenger enplanement increase of 9.7 percent and $43.7 million growth in passenger revenues generally correlated to a greater amount of sales subject to credit card transaction fees and sales commissions. Credit card and commission expenses were up 10.6 percent and 6.2 percent, respectively.

Landing fees and other rents increased $6.9 million (24.1 percent overall or 12.2 percent on a CASM basis) primarily due to our operations growth, in terms of both the number of cities served and total departures. Service to four new cities was introduced in 2000: Grand Bahama Island, Minneapolis/St. Paul, Pittsburgh and Toledo; three new cities were introduced in 2001: Baltimore/Washington, Pensacola and Tallahassee.

Our facilities rent increased $5.0 million, a significant portion of which came from the new cities we served. Our expanded operations generated an 8.8 percent increase in the level of departures, which in turn raised our landing fees by $2.2 million.

Marketing and advertising expenses grew by $2.1 million (12.5 percent overall, but flat on a CASM basis) as we increased our promotional activity to support our inauguration of service to three new cities.

Aircraft rent increased $22.7 million (180.3 percent overall or 145.5 percent on a CASM basis) as a result of the lease financing of new B717 aircraft. During 2001, we introduced one new B717 aircraft per month into our fleet, until December when three B717s were added, for a total of 14 new lease-financed aircraft. In addition, during the first quarter of 2001, we lease-financed three B717 aircraft which had been delivered in the fourth quarter of 2000 with interim financing from the manufacturer.

Depreciation expense increased by $5.1 million (22.0 percent overall or 10.3 percent on a CASM basis) due to an increase in DC-9 capitalized improvements, the reassessment of our B737 salvage values and the provisioning of spare parts for our growing B717 aircraft fleet.

Other operating expenses increased $8.6 million (12.1 percent overall or 0.8 percent on a CASM basis) primarily due to significant increases to passenger liability insurance coverage and security costs in the fourth quarter of 2001, employee training costs and passenger-related costs associated with our growth during 2001.

Impairment loss/lease termination expenses represent $38.8 million of charges related to decreases in the fair market values of our DC-9 and B737 aircraft fleets. These charges were calculated in accordance with SFAS 121. In addition, we recorded a $7.3 million charge related to the termination of a B737 lease (see Note 13 to the Consolidated Financial Statements).

Special charges primarily represent operating costs incurred during the FAA's ground stop order following the September 11 Events.

Government grant represents the entire amount of compensation we expect to receive from the U.S. government pursuant to the Stabilization Act (see Note 3 to the Consolidated Financial Statements).

Nonoperating Expenses
Other expense, net, included interest income and interest expense, a special item and an adjustment related to our fuel hedges in accordance with SFAS 133. Interest income decreased 11.5 percent primarily due to lower rates of return on invested cash, partially offset by higher amounts of invested cash. Interest expense decreased 4.8 percent primarily due to overall lower debt obligations, partially offset by higher interest rates associated with our refinanced debt (see Note 7 to the Consolidated Financial Statements). The special item represents additional debt discount amortization resulting from the exercise of conversion rights on approximately two-thirds of our 7.75% Convertible Notes. Upon conversion, we expensed $3.8 million of the debt discount and $0.5 million of debt issuance costs associated with our 7.75% Convertible Notes. These amounts are shown on the Consolidated Statements of Operations as Convertible Debt Discount Amortization. In accordance with SFAS 133 (see Note 5 to the Consolidated Financial Statements) we also recognized fuel-hedging gains of $2.2 million.

Income Tax Expense (Benefit)
Our income tax expense was $3.2 million compared to $0 in the prior year. The 2001 tax expense resulted from the utilization of a portion of our $141.0 million of NOL carryforwards existing at December 31, 1998, offset in part by AMT and the application to goodwill of the tax benefit related to the realization of a portion of the Airways Corporation, Inc. NOL carryforwards. We have not recognized any benefit from the future use of existing NOL carryforwards. We have not recognized any such benefit because our evaluation of available evidence indicates an unacceptable degree of risk underlying any current assumption of sufficient future profitable operations to realize such benefit.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents, including restricted cash, totaled $138.3 million at December 31, 2002 compared to $130.0 million at December 31, 2001. The deferral of $16.5 million in excise tax payments until January 2002 in accordance with the Stabilization Act is reflected in our 2001 year-end cash balance.

Operating activities provided cash flows of $6.4 million in 2002 compared to $95.4 million in 2001. The primary components of our 2002 operating cash flows were net income improvements, air traffic liability growth, and reduced depreciation and amortization. Our net income improved by $13.5 million primarily due to the growth of our business, as measured by passenger revenues. As our business has grown, so has the level of our customers' advance payments for future travel, commonly referred to as air traffic liability. The primary reason for our depreciation and amortization-related operating cash flows adjustments is attributable to the reduction of the original cost bases of our DC-9 aircraft, as recognized in 2001 in accordance with SFAS 121 (see Note 13 to the Consolidated Financial Statements). Partially offsetting these primary components were: (i) the growth of our interline receivables for our efforts to accommodate other airlines' involuntarily displaced passengers on our flights; (ii) deferred gains recognized commensurate with the sale/leaseback of every B717 delivered to us during 2002, (iii) the deferral of excise tax payments until January 2002 in accordance with the Stabilization Act; (iv) payments of prepaid aircraft rent associated with the majority of our B717s; and (v) increases to the amount of cash temporarily withheld by our credit card processors related to our customers' advance payments for future travel.

Investing activities provided cash flows of $7.6 million in 2002 compared to cash flows used of $31.2 million in 2001. Our property and equipment purchases in both years primarily consisted of spare parts and equipment provisioning for the B717 aircraft. To a lesser extent our property and equipment purchases consisted of capital expenditures on leasehold improvements and computer equipment to support our operations growth particularly for the cities added to our route network during those years. Cash flows for aircraft purchase deposits relate to our agreement to acquire B717 aircraft. During 2002, we amended our B717 purchase agreement with the airframe manufacturer (see "Commitments" below). Pursuant to the amended B717 purchase agreement we were refunded deposits of approximately $21.0 million in 2002. During 2001, we paid approximately $13.3 million as deposits toward the construction of our future B717 aircraft deliveries. Our proceeds from the disposal of equipment were $0.6 million and $13.3 million in 2002 and 2001, respectively. The 2001 disposals primarily consisted of certain B717 aircraft that we acquired during 2000 and then sold and leased back under a lease financing commitment with Boeing Capital Services Corporation (Boeing Capital).

Financing activities used $13.3 million of cash in 2002 compared to $38.8 million in 2001. Financing activities for 2002 consisted primarily of scheduled payments of debt obligations. Financing activities for 2001 related to the refinancing of certain debt obligations associated with the Boeing Capital transactions (see "Other Information" below).

Commitments
Our contractual purchase commitments consist primarily of scheduled acquisitions of new Boeing 717 aircraft. As of December 31, 2002, our remaining commitments with respect to B717 aircraft were for the acquisition of 23 aircraft during 2003. All of the 2003 deliveries will be lease-financed through Boeing Capital. In connection with an agreement with The Boeing Company (Boeing) to return approximately $21 million in 2002 and $5 million in 2003 of advance deposits under our B717 purchase agreement and by

Boeing Capital to provide lease financing to us for up to 22 previously-owned and one new B717 aircraft to be added to our fleet during 2003, we entered into an agreement on September 30, 2002 whereby Boeing Capital would have the option to cause us to prepay or purchase at par the outstanding 13% Series A Senior Secured Notes, 7.75% Series B Senior Secured Convertible Notes, and 11.27% Senior Secured Notes (collectively, the "Refinancing Notes") and the Class C EETC Certificates, Series 1999-1 (the "EETC Certificates"), including accrued interest, if any, in each case to the extent issued to and held by Boeing, its affiliates and/or Rolls Royce plc, in the event we purchase or lease additional commercial jet aircraft in addition to (i) the 23 B717 aircraft being financed by Boeing Capital, (ii) the B717 aircraft currently on order from Boeing and (iii) certain replacement aircraft which are of the same type as currently in our fleet. This agreement terminates upon the later of (i) payment in full of the Refinancing Notes and (ii) the earlier of payment in full of the EETC Certificates or September 30, 2009. As of December 31, 2002, the aggregate principal balance of the debt we could be so required to prepay or purchase pursuant to this agreement was approximately $124.6 million.

As of December 31, 2002, we had a total of six purchase options for B717 aircraft to be delivered in 2005. If we exercise our purchase options to acquire additional aircraft, additional payments could be required for these aircraft during 2003 and future years. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

As of December 31, 2002, our deliveries of B717 aircraft from Boeing totaled 50 aircraft. During 2002, we took delivery of 20 new B717 aircraft that were lease-financed by Boeing Capital through sale/leaseback transactions. During 2001, we took delivery of 14 new B717 aircraft that were financed by Boeing Capital as follows: 13 aircraft were delivered through sale/leaseback transactions with Boeing Capital, and one was purchased with a loan provided by Boeing Capital (the loan was fully repaid in February 2001 and the aircraft was contemporaneously sold to and then leased back from Boeing Capital).

As of December 31, 2002, our debt obligations totaled $210.2 million, with respect to which substantially all our assets are pledged as security. Our debt obligations are composed of $123.7 million of 10.72% EETCs, of which a portion of interest and principal is payable semiannually through April 2017, and certain debt obligations due to Boeing Capital, as described in Other Information below. The EETC proceeds were used to finance the purchase of the first 10 B717 aircraft delivered (all 10 aircraft were pledged as collateral for the EETCs). Eight EETC-financed B717s were delivered in 1999, and the remaining two deliveries occurred in 2000. During 2000, we sold and leased back two of the EETC-financed B717s in a leveraged lease transaction reducing the outstanding principal amount of the EETCs by $35.9 million.

Our expected contractual obligations and commitments to be paid were the following as of December 31, 2002 (in millions):

Nature of commitment	2003	2004	2005	2006	2007	There- after

Operating lease payments for aircraft and facility obligations	$133.2	$128.2	$126.2	$123.9	$121.3	$1,160.4

Aircraft fuel purchases	57.3	--	--	--	--	--

Long-term debt obligations (1)	10.5	11.5	15.7	16.4	17.7	148.4

Total contractual obligations and commitments	$201.0	$139.7	$141.9	$140.3	$139.0	$1,308.8
	=======	=======	=======	=======	=======	=======

(1) Excludes related interest payments.

A variety of assumptions were necessary in order to derive the information described in the paragraph herein, including, but not limited to: (i) the timing of aircraft delivery dates; (ii) estimated rental factors which are correlated to floating interest rates prior to delivery; (iii) future fuel prices, including fuel refining, transportation and into-plane costs; and (iv) estimated interest rates that are adjustable depending upon the market price of our common stock. Our actual results may differ from these estimates under different assumptions or conditions.

Other Information
We entered into an amended and restated financing commitment with Boeing Capital Services Corporation (Boeing Capital) on March 22, 2001, and a series of definitive agreements on April 12, 2001, in order to refinance our 10 1/4% ($150.0 million) senior notes and AirTran Airways, Inc.'s 10 1/2% ($80.0 million) senior secured notes due April 2001 (collectively, the Existing Notes), and to provide additional liquidity. The cash flow generated from the Boeing Capital transactions, together with internally generated funds, was used to retire the Existing Notes at maturity. The components of the refinancing are as follows (in thousands):

11.27% Senior secured notes of AirTran Airways, Inc. due 2008	$166,400
13.00% Subordinated notes of AirTran Holdings, Inc. due 2009	17,500
7.75% Convertible notes of AirTran Holdings, Inc. due 2009	17,500
$201,400
======

Under the new senior secured notes issued by our operating subsidiary, AirTran Airways, Inc. (AirTran Airways), principal payments of approximately $3.3 million plus interest are due and payable semiannually. In addition, there are certain mandatory prepayment events, including for 2002, a $3.0 million prepayment upon the consummation of each of 13 sale/leaseback transactions and a $1.0 million prepayment upon the consummation of each of 7 sale/leaseback transactions for B717 aircraft. During 2002, twenty prepayments occurred. During 2001, there were prepayment requirements of $3.1 million upon the consummation of each of 11 sale/leaseback transactions for B717 aircraft. During the year ended December 31, 2001, eleven prepayments occurred. The new senior secured notes are secured by substantially all of the assets of AirTran Airways not previously encumbered, and are noncallable for four years. In the fifth year, the senior secured notes may be prepaid at a premium of 4 percent and in the sixth year at a premium of 2 percent. Contemporaneously with the issuance of the new senior secured notes, we issued detachable warrants to Boeing Capital for the purchase of three million shares of our common stock at $4.51 per share. The warrants had an estimated value of $12.3 million when issued and expire five years after issuance. This amount is being amortized to interest expense over the life of the new senior secured notes.

Under the subordinated notes, interest is due and payable semiannually in arrears, and no principal payments are due prior to maturity in 2009, except for mandatory prepayments equal to 25 percent of AirTran Airways' net income (which, subject to applicable law, AirTran Airways is required to dividend to us in cash on a quarterly basis for payment to the lender). During 2002 and 2001, we paid $1.5 million and $3.3 million, respectively, in principal on the subordinated notes in accordance with the requirements to pay 25 percent of AirTran Airways' net income from profitable quarters.

The convertible notes bear a higher rate of interest, specifically 12.27 percent if our average common stock price during a calendar month is below $6.42. This contingent interest feature is considered an embedded derivative under SFAS 133 and had no significant value at December 31, 2002 and 2001. Quarterly valuations will continue to be made and recorded, if necessary, to reflect the derivative's fair value. Interest is payable semiannually in arrears. The notes are convertible at any time into approximately 3.2 million shares of our common stock. This conversion rate represents a beneficial conversion feature valued at $5.6 million. This amount will be amortized to interest expense over the life of the convertible notes, or sooner upon conversion. We are able to require Boeing Capital's conversion of the notes under certain circumstances.

During the third quarter of 2001, Boeing Capital exercised approximately two-thirds of their conversion rights resulting in a decrease of $12 million of principal on the 7.75% Convertible Notes. In connection with the conversion, we issued approximately 2.2 million shares of our common stock to Boeing Capital. In accordance with generally accepted accounting principles, we expensed $3.8 million of the debt discount and $0.5 million of debt issuance costs. These amounts are shown on the Consolidated Statements of Operations as "Other (Income) Expense - Convertible debt discount amortization".

The subordinated notes and convertible notes are secured by: (i) a pledge of all of our rights under the B717 aircraft purchase agreement with the McDonnell Douglas Corporation (an affiliate of Boeing Capital), and (ii) a subordinated lien on the collateral securing the new senior secured notes.

Critical Accounting Policies and Estimates
General. The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Our actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and are sufficiently sensitive to result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below (see Note 1 to the Consolidated Financial Statements).

Revenue Recognition. Passenger and cargo revenue is recognized when transportation is provided. Transportation purchased but not yet used is included in air traffic liability.

Accounting for Long-Lived Assets. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121. We record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimated fair market value of the assets; and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations, and estimated salvage values.

We have approximately $262.8 million of long-lived assets as of December 31, 2002, including approximately $207.7 million of flight equipment and related equipment. During 2001, we determined our DC-9 and B737 aircraft fleets were impaired in accordance with SFAS 121 and recorded impairment charges of $28.0 million and $10.8 million, respectively (see Note 13 to the Consolidated Financial Statements). Effective July 1, 2001, in order to more accurately reflect the expected useful lives of our B717 aircraft, we changed the estimate of the useful life of this aircraft type from 25 to 30 years. As a result of this change, depreciation and amortization expense was reduced in 2002 and 2001 by approximately $1.2 million and $0.6 million, respectively.

Spare Parts, Materials and Supplies. Spare parts, materials and supplies are stated at the lower of cost or market using the first-in, first-out method (FIFO). These items are charged to expense when used.

Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service.

New Product
We recently announced the creation of a new regional jet product called AirTran JetConnect(TM). AirTran JetConnect(TM), operated by Air Wisconsin, features Bombardier CRJ regional jets operated predominantly in short-haul markets. This service commenced on November 15, 2002, and initially operated to Greensboro, NC, Milwaukee, WI, Pensacola, FL, and Savannah, GA, from our operations hub at Hartsfield Atlanta International Airport. By the end of 2003, AirTran JetConnect(TM) may operate up to ten aircraft within our route network.

Recent Developments

During December 2002, we broke ground for a planned $14.5 million hangar facility at Hartsfield Atlanta International Airport. The 56,700 square-foot hangar will be large enough to hold two of our B717 aircraft simultaneously and will also have a 20,000 square-foot, two-story office building attached to the hangar to house engineers and other support staff. Completion of construction is expected by December 2003. The City of Atlanta is financing construction of the facility. Upon completion, we intend to consummate a long-term lease agreement for the hangar facility.

Recently Issued Accounting Standards
In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting For Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on our financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. We are currently analyzing the effect of FIN 45 on our financial position, results of operations and cash flows.

In January 2003, the FASB issued Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. We are currently analyzing the effect of FIN 46 on our financial position, results of operations and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk-Sensitive Instruments and Positions

We are subject to certain market risks, including interest rates and commodity prices (i.e., aircraft fuel). The adverse effects of changes in these markets pose a potential loss as discussed below. The sensitivity analyses do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. See the Notes to the Consolidated Financial Statements for a description of our financial policies and additional information.

Interest Rates

As of December 31, 2002 and 2001, the fair value of our long-term debt was estimated to be $210.2 million and $258.5 million, respectively, based upon discounted future cash flows using current incremental borrowing rates for similar types of instruments or market prices. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 100 basis point decrease in interest rates, was approximately $9.6 million as of December 31, 2002, and approximately $12.6 million as of December 31, 2001. Our long-term debt obligations bear fixed rates of interest and may be prepaid without penalty prior to their respective maturity dates and, therefore, a change in market interest rates generally would not affect our financial position, results of operations or cash flows.

Aviation Fuel

Our results of operations are impacted by changes in the price of aircraft fuel. Excluding special items, aircraft fuel accounted for 22.0 percent and 22.9 percent of our operating expenses in 2002 and 2001, respectively. Based on our 2003 projected fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel for the year ending December 31, 2002, would increase fuel expense for the next twelve months by approximately $9.0 million, including the effects of our fuel hedges. Comparatively, based on 2002 fuel usage, a 10 percent increase in fuel prices would have resulted in an increase in fuel expense of approximately $15.4 million, including the effects of our fuel hedges. In 2002, we terminated our fuel-hedging contracts consisting of swap agreements and entered into fixed-price fuel contracts and fuel cap contracts to partially protect against significant increases in aircraft fuel prices. At December 31, 2002, we had hedged approximately 41 percent of our projected fuel requirements for 2003, as compared to approximately 30 percent of our projected fuel requirements for 2002 at December 31, 2001. During the first quarter of 2003, we entered into additional fuel cap contracts that increased our fuel commitments to approximately 48 percent of our estimated fuel needs for 2003.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Index to Financial Statements and Supplemental Data

Report of Independent Certified Public Accountants

The Stockholders and Board of Directors
AirTran Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AirTran Holdings, Inc., as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirTran Holdings, Inc., at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

                                                                              ERNST & YOUNG LLP

Atlanta, Georgia
January 27, 2003

AirTran Holdings, Inc. Consolidated Statements of Operations (In thousands, except per share data)

	Year ended December 31,
	2002	2001	2000
Operating Revenues:
Passenger	$713,711	$648,486	$604,826
Cargo	1,206	1,937	4,183
Other	18,453	14,741	15,085
Total operating revenues	733,370	665,164	624,094

Operating Expenses:
Salaries, wages and benefits	203,435	159,057	137,391
Aircraft fuel	154,467	139,355	140,404
Maintenance, materials and repairs	47,288	68,670	73,238
Distribution	43,115	45,400	39,972
Landing fees and other rents	42,291	35,672	28,752
Aircraft insurance and security services	29,323	12,511	6,142
Marketing and advertising	20,967	18,468	16,412
Aircraft rent	72,690	35,363	12,616
Depreciation	17,072	28,159	23,087
Other operating	72,159	67,188	64,929
Impairment loss/lease termination	--	46,069	--
Special charges	--	2,494	--
Government grant	(640)	(28,951)	--
Total operating expenses	702,167	629,455	542,943
Operating Income	31,203	35,709	81,151

Other (Income) Expense:
Interest income	(2,102)	(4,959)	(5,602)
Interest expense	29,203	37,441	39,317
Convertible debt discount amortization	--	4,291	--
SFAS 133 adjustment	(5,857)	(2,204)	--
Other expense, net	21,244	34,569	33,715

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	9,959	1,140	47,436
Income tax (benefit) expense	(786)	3,240	--
Income (Loss) Before Cumulative Effect of Change in Accounting Principle	10,745	(2,100)	47,436
Cumulative effect of change in accounting principle, net of tax	--	(657)	--
Net Income (Loss)	$10,745	$(2,757)	$47,436
	=============	=============	=============
See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc. Consolidated Statements of Operations (Continued) (In thousands, except per share data)

	Year ended December 31,
	2002	2001	2000
Earnings (Loss) Per Common Share
Basic Earnings (Loss) Per Common Share Before Cumulative Effect of Change in Accounting Principle	$0.15	$(0.03)	$0.72
Cumulative Effect of Change in Accounting Principle	--	(0.01)	--
Net Income (Loss) Per Share, Basic	$0.15	$(0.04)	$0.72
	=============	=============	=============
Diluted Earnings (Loss) Per Common Share Before Cumulative Effect of Change in Accounting Principle	$0.15	$(0.03)	$0.69
Cumulative Effect of Change in Accounting Principle	--	(0.01)	--
Net Income (Loss) Per Share, Diluted	$0.15	$(0.04)	$0.69
	=============	=============	=============
Weighted-Average Shares Outstanding
Basic	70,409	67,774	65,759
	=============	=============	=============
Diluted	73,153	67,774	69,175
	=============	=============	=============
See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc. Consolidated Balance Sheets (In thousands, except per share data)
	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$104,151	$103,489
Restricted cash	34,173	26,540
Accounts receivable, less allowance of $1,425 and $667 at December 31, 2002 and 2001, respectively	19,120	10,472
Spare parts, materials and supplies, less allowance for obsolescence of $1,212 and $565 at December 31, 2002 and 2001, respectively	9,250	8,228
Government grant receivable	--	4,333
Prepaid expenses and other current assets	7,756	6,626
Total current assets	174,450	159,688

Property and Equipment:
Flight equipment	225,078	235,665
Less: Accumulated depreciation	(22,970)	(14,871)
	202,108	220,794

Purchase deposits for flight equipment	5,544	39,396

Other property and equipment	39,705	31,407
Less: Accumulated depreciation	(18,433)	(16,733)
	21,272	14,674
Total property and equipment	228,924	274,864

Other Assets:
Intangibles resulting from business acquisition	12,286	12,286
Trademarks and trade names	21,567	21,567
Debt issuance costs	8,381	9,855
Other assets	27,842	19,556
Total assets	$473,450	$497,816
	=============	=============
See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc. Consolidated Balance Sheets (Continued) (In thousands, except per share data)
	December 31,
	2002	2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,501	$8,231
Accrued and other liabilities	80,155	108,269
Air traffic liability	57,180	38,457
Current portion of long-term debt	10,460	13,439
Total current liabilities	152,296	168,396

Long-term debt, less debt discount of $10,047 and $12,316 at December 31, 2002 and 2001, respectively, and current portion	199,713	254,772

Other liabilities	69,556	41,241

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.01 par value per share, 5,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $.001 par value per share, 1,000,000 shares authorized, and 71,132 and 69,528 shares issued and outstanding at December 31, 2002 and 2001, respectively	71	70
Additional paid-in capital	187,885	186,190
Accumulated other comprehensive loss	(809)	(6,846)
Accumulated deficit	(135,262)	(146,007)
Total stockholders' equity	51,885	33,407

Total liabilities and stockholders' equity	$473,450	$497,816
	=============	============
See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc. Consolidated Statements of Stockholders' Equity (Deficit) (In thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance at December 31, 1999	65,698	$66	$150,589	$(190,686)	$--	$(40,031)
Issuance of common stock for exercise of options	63	--	190	--	--	190
Issuance of common stock under stock purchase plan	62	--	265	--	--	265
Net income	--	--	--	47,436	--	47,436
Balance at December 31, 2000	65,823	66	151,044	(143,250)	--	7,860
Issuance of common stock for exercise of options	1,460	2	5,037	--	--	5,039
Issuance of common stock under stock purchase plan	31	--	217	--	--	217
Issuance of debt with beneficial conversion feature	--	--	5,618	--	--	5,618
Issuance of detachable stock purchase warrants	--	--	12,276	--	--	12,276
Issuance of common stock for debt	2,214	2	11,998	--	--	12,000
Net loss	--	--	--	(2,757)	--	(2,757)
Other comprehensive loss	--	--	--	--	(6,846)	(6,846)
Total comprehensive loss						(9,603)
Balance at December 31, 2001	69,528	70	186,190	(146,007)	(6,846)	33,407
Issuance of common stock for exercise of options	1,408	1	823	--	--	824
Issuance of common stock under stock purchase plan	196	--	872	--	--	872
Net income	--	--	--	10,745	--	10,745
Other comprehensive income	--	--	--	--	6,037	6,037
Total comprehensive income						16,782
Balance at December 31, 2002	71,132	$71	$187,885	$(135,262)	$(809)	$51,885
	=============	==============	==================	====================	====================	===================
See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc. Consolidated Statements of Cash Flows (In thousands)

	Year ended December 31,
	2002	2001	2000
Operating activities:
Net income (loss)	$10,745	$(2,757)	$47,436
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	19,967	31,627	26,078
Amortization of deferred gains from sale/ leaseback of aircraft	(5,979)	(2,547)	--
Impairment loss/lease termination	--	46,069	--
Provisions for uncollectible accounts	1,009	2,697	4,626
Convertible debt discount amortization	--	4,291	--
Loss on asset disposal	858	789	--
SFAS 133 adjustment	(5,857)	(2,204)	--
Deferred income taxes	--	2,252	--
Cumulative effect of change in accounting principle	--	657	--
Changes in current operating assets and liabilities:
Restricted cash	(7,633)	(830)	(7,641)
Accounts receivable	(9,657)	(676)	(6,415)
Government grant receivable	4,333	(4,333)	--
Spare parts, material and supplies	(1,811)	(1,627)	(5,312)
Other assets	(8,771)	3,858	(3,943)
Accounts payable, accrued and other liabilities	(9,575)	13,422	4,289
Air traffic liability	18,723	4,692	10,274
Net cash provided by operating activities	6,352	95,380	69,392

Investing activities:
Purchases of property and equipment	(13,986)	(31,223)	(77,709)
Refund (payment) of aircraft purchase deposits	20,984	(13,252)	(6,770)
Restricted funds for aircraft purchases	--	--	39,232
Proceeds from disposal of equipment	640	13,297	48,980
Net cash provided by (used for) investing activities	7,638	(31,178)	3,733

Financing activities:
Issuance of long-term debt	--	201,400	--
Debt issuance costs	--	(6,028)	--
Payments of long-term debt	(15,024)	(239,468)	(53,555)
Proceeds from sale of common stock	1,696	5,256	455
Net cash used for financing activities	(13,328)	(38,840)	(53,100)

Net increase in cash and cash equivalents	662	25,362	20,025
Cash and cash equivalents at beginning of period	103,489	78,127	58,102
Cash and cash equivalents at end of period	$104,151	$103,489	$78,127
	==============	==============	==============
See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2002

1.  Summary of Significant Accounting Policies

Basis of Presentation and Business

Our consolidated financial statements include the accounts of AirTran Holdings, Inc. (Holdings) and our wholly-owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

AirTran Airways, Inc. (Airways) offers scheduled air transportation of passengers and mail, serving short-haul markets primarily in the eastern United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Restricted cash primarily represents amounts escrowed relating to air traffic liability.

Accounts Receivable

Accounts receivable are due primarily from major credit card processors, travel agents, from municipalities related to guaranteed revenue agreements and from the Transportation Security Administration. We provide an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

Spare Parts, Materials and Supplies

Spare parts, materials and supplies are stated at the lower of cost or market using the first-in, first-out method (FIFO). These items are charged to expense when used. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service.

Property and Equipment

Property and equipment is stated on the basis of cost. Flight equipment is depreciated to its salvage values using the straight-line method.

The estimated salvage values and depreciable lives are periodically reviewed for reasonableness, and revised if necessary. The Boeing 717 (B717) fleet has a salvage value of 10 percent. At July 1, 2001, we revised the useful lives on our B717 fleet in order to more accurately reflect the estimated useful life of the aircraft. The lives of the B717 airframes and engines were increased from 25 years to 30 years while the lives of the related B717 aircraft parts increased from 5 years to 30 years. The effect of this change was to increase our net income by approximately $1.2 million, or $0.02 per diluted share, and to decrease our net loss by approximately $0.6 million, or $0.01 per share for 2002 and 2001, respectively.

In conjunction with the 2001 impairment charge (see Note 13), the McDonnell Douglas DC-9 (DC-9) fleet was written down to its fair market value. Accordingly, the salvage values were revised to 40 percent, and the useful lives were revised to range from three months to two years. In conjunction with the 2001 impairment charge, the Boeing 737 (B737) fleet was written down to its fair market value and subsequently retired. Aircraft parts are depreciated over the respective fleet life to a salvage value of 5 percent.

Other property and equipment is depreciated over three to 10 years.

Measurement of Impairment

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.." The adoption of SFAS 144 had no effect on our results of operations. We record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. See Note 13.

Intangibles

The trade name and intangibles resulting from business acquisitions consist of cost in excess of net assets acquired. We adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," effective January 1, 2002. Pursuant to SFAS 142, goodwill and indefinite-lived intangibles, such as trade names, are no longer amortized but are subject to periodic impairment reviews. We performed impairment tests upon the adoption of SFAS 142 and annual tests in the fourth quarter of 2002. Our tests indicated that we did not have any impairment of our trade name or of our intangibles resulting from business acquisitions. See Note 2.

Capitalized Interest

Interest attributable to funds used to finance the acquisition of new aircraft is capitalized as an additional cost of the related asset. Interest is capitalized at our weighted-average interest rate on long-term debt or, where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the asset is placed in service. In 2002, 2001 and 2000, approximately $4.8 million, $8.0 million and $8.8 million of interest cost was capitalized, respectively.

Aircraft and Engine Maintenance

We account for airframe and engine overhaul costs using the direct-expensing method. Overhauls are performed on a continuous basis, and the cost of overhauls and routine maintenance costs for airframe and engine maintenance are charged to maintenance expense as incurred.

Advertising Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $20.1 million, $17.5 million and $15.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Revenue Recognition

Passenger and cargo revenue is recognized when transportation is provided. Transportation purchased but not yet used is included in air traffic liability.

Frequent Flyer Program

We accrue the estimated incremental cost of providing free travel for awards earned under our A+ Rewards Program.

Stock-Based Compensation

We grant stock options for a fixed number of shares to our officers, directors, key employees and consultants. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and accordingly recognize compensation expense only if the market price of the underlying stock exceeds the exercise price of the stock option on the date of grant.

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, we will continue to account for stock-based compensation in accordance with APB 25. See Note 11.

Financial Derivative Instruments

We have utilized derivative instruments, including crude oil and heating oil based derivatives, to hedge a portion of our exposure to jet fuel price increases. These instruments have consisted primarily of fixed-price swap agreements and collar structures. Prior to 2001, periodic settlements under the agreement were recognized as a component of fuel expense when the underlying fuel hedged was used. However, beginning January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which changed the way we account for financial derivative instruments. See Notes 2 and 5.

Upon early termination of a derivative contract, gains and losses deferred in other comprehensive income (loss), would continue to be reclassified to earnings as the related fuel is used. Gains and losses deferred in other comprehensive gain (loss) related to derivative instruments hedging forecasted transactions would be recognized into earnings immediately when the anticipated transaction is no longer likely to occur.

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting For Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on our financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. We are currently analyzing the effect of FIN 45 on our financial position, results of operations and cash flows. See Note 4.

In January 2003, the FASB issued Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. We are currently analyzing the effect of FIN 46 on our financial position, results of operations and cash flows.

Reclassification

Certain 2001 and 2000 amounts have been reclassified to conform to 2002 classifications.

2.  Accounting Changes

Effective January 1, 2001, we adopted SFAS 133 which requires us to record all financial derivative instruments on our balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings or are recorded in "Accumulated other comprehensive loss" until the hedged item is recorded in earnings. Any portion of a change in a derivative's fair value that is considered to be ineffective, as defined, is recorded immediately in "SFAS 133 adjustment" in the Consolidated Statements of Operations.

We have used financial derivative instruments to hedge our exposure to jet fuel price increases and have accounted for these derivatives as cash flow hedges, as defined. In accordance with SFAS 133, we must comply with detailed rules and strict documentation requirements prior to beginning hedge accounting. As required by SFAS 133, we have assessed the effectiveness of each of our individual hedges on a quarterly basis. We have also examined the effectiveness of our entire hedging program on a quarterly basis utilizing statistical analysis. This analysis involved utilizing regression and other statistical analysis that compared changes in the price of jet fuel to changes in the prices of the commodities used for hedging purposes (crude oil and heating oil). If these statistical techniques did not produce results within certain predetermined confidence levels, we could have lost our ability to utilize hedge accounting, which could have caused us to recognize all gains and losses on financial derivative instruments in earnings in the periods following the determination that we no longer qualified for hedge accounting. This could have, in turn, depending on the materiality of periodic changes in derivative fair values, increased the volatility of our future earnings. We do not enter into fuel-hedging contracts for trading purposes.

Upon adoption of SFAS 133, we recorded the fair value of our fuel derivative instruments in the Consolidated Balance Sheets and a deferred gain of $1.3 million, net of tax, in "Accumulated other comprehensive loss". See Note 9 for further information on other comprehensive loss. The 2001 adoption of SFAS 133 has resulted in more volatility in our financial statements than in the past due to the changes in market values of our derivative instruments and some ineffectiveness that has been experienced in our fuel hedges. See Note 5 for further information on our derivatives and fuel price risk management.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141, (SFAS 141), "Business Combinations and SFAS 142. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually.

The table below sets forth what reported net income and earnings per share would have been in all periods presented, exclusive of amortization expense recognized in those periods related to goodwill and other intangible assets that are no longer being amortized.
	For the Year Ended December 31,
	2002	2001	2000
(In thousands, except per share data)
Reported net income (loss)	$10,745	$(2,757)	$47,436
Add back: Goodwill amortization	--	543	548
Add back: Trade name amortization	--	833	833
Adjusted net income (loss)	$10,745	$(1,381)	$48,817
	=======	=======	=======

Basic earnings per share
Reported net income (loss)	$0.15	$(0.04)	$0.72
Goodwill amortization	--	0.01	0.01
Trade name amortization	--	0.01	0.01
Adjusted net income (loss)	$0.15	$(0.02)	$0.74
	=======	======	======
Diluted earnings per share
Reported net income (loss)	$0.15	$(0.04)	$0.69
Goodwill amortization	--	0.01	0.01
Trade name amortization	--	0.01	0.01
Adjusted net income (loss)	$0.15	$(0.02)	$0.71
	=======	=======	======

We completed the required transitional goodwill and trade name impairment testing in the first quarter of 2002 with no resulting impairment. No event or change has occurred that would indicate the carrying amount has been impaired since our annual test during the fourth quarter of 2002.

3.  Federal Grants and Special Charges Related to Terrorist Attacks

On September 11, 2001, terrorists hijacked and used four aircraft in terrorist attacks on the United States (the September 11 Events). As a result of the September 11 Events, the Federal Aviation Administration immediately suspended all commercial airline flights on the morning of September 11. We resumed flight activity on September 13 and were operating at approximately 80 percent of our normal pre-September 11 flight schedule by September 18, 2001. From September 11 until we resumed flight operations on September 13, we cancelled approximately 1,000 flights.

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Stabilization Act) which provided, in part, for qualifying U.S airlines and air cargo carriers to receive: up to $5 billion in compensation for direct losses, including lost revenues, incurred as a direct result of the FAA ground stop order and for incremental losses incurred through December 31, 2001 as a direct result of the September 11 Events; up to $10 billion in federal government loan guarantees; reimbursement for certain insurance increases; and the extension in due dates for payment of certain excise taxes. Each carrier was entitled to receive the lesser of its direct and incremental losses for the period September 11, 2001 to December 31, 2001 or its available seat mile (ASM) allocation of the $5 billion compensation. We received compensation payments of $5.0 million and $24.6 million during 2002 and 2001, respectively. Related to these payments, we recognized income of $0.6 million and $29.0 million in 2002 and 2001, respectively, which is included in Operating Expenses - Government Grant on the accompanying Consolidated Statements of Operations.

4.  Commitments and Contingencies

At December 31, 2002, our contractual commitments consisted primarily of scheduled aircraft acquisitions. As of December 31, 2002, our remaining commitments with respect to B717 aircraft were for the acquisition of 23 aircraft during 2003. One of the 23 aircraft to be acquired in 2003 will be lease-financed through Boeing Capital and the remaining 22 aircraft will be subject to operating leases through Boeing Capital. In connection with an agreement with Boeing to return approximately $21 million in 2002 and $5 million in 2003 of advance deposits under our B717 purchase agreement and by Boeing Capital to provide the aircraft referred to above, we entered into an agreement on September 30, 2002 with Boeing Capital that it would have the option to cause us to prepay or purchase at par the outstanding 13% Series A Senior Secured Notes, 7.75% Series B Senior Secured Convertible Notes, and 11.27% Senior Secured Notes (collectively, the "Refinancing Notes") and the Class C EETC Certificates, Series 1999-1 (the "EETC Certificates"), including accrued interest, if any, in each case to the extent issued to and held by Boeing, its affiliates and/or Rolls Royce plc, in the event we purchase or lease additional commercial jet aircraft in addition to: (i) the 23 B717 aircraft referred to above; (ii) the B717 aircraft currently on order from Boeing; and (iii) certain replacement aircraft which are of the same type as currently in our fleet. This agreement terminates upon the later of: (i) payment in full of the Refinancing Notes; and (ii) the earlier of payment in full of the EETC Certificates or September 30, 2009. As of December 31, 2002, the aggregate principal balance of the debt we could be so required to prepay or purchase pursuant to this agreement was approximately $124.6 million.

As of December 31, 2002, we had a total of six purchase options for B717 aircraft to be delivered in 2005. If we exercise our purchase options to acquire additional aircraft, additional payments could be required for these aircraft during 2003 and future years. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

As of December 31, 2002, our deliveries of B717 aircraft from The Boeing Company (Boeing) totaled 50 aircraft. During 2002, we took delivery of 20 new B717 aircraft that were lease-financed by Boeing Capital through sale/leaseback transactions. During 2001, we took delivery of 14 new B717 aircraft that were financed by Boeing Capital as follows: 13 aircraft were delivered through sale/leaseback transactions with

Boeing Capital, and one was purchased with a loan provided by Boeing Capital (the loan was fully repaid in February 2001 and the aircraft was contemporaneously sold to and then leased back from Boeing Capital).

At December 31, 2002, we had commitments to purchase aircraft fuel under fixed-price contracts and fuel cap contracts for use during 2003 of approximately $57.3 million. Subsequent to year-end, we entered into additional fuel cap contracts for 2003 that increased our commitments to purchase fuel to $69.9 million. These contracts, used to reduce our exposure to increases in fuel prices, cover approximately 48% of our planned fuel requirements for 2003.

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the likelihood of payment in each case is considered remote. These indemnities consist of the following:

Certain of Airways' debt agreements related to certain aircraft notes payable through 2014 and 2017 contain language where we have agreed to indemnify certain holders of certificates evidencing the debt associated with such notes, as necessary, to compensate them for any costs incurred by, or any reduction in receivables due to, such certificate holders in connection with such debt resulting from broadly defined regulatory changes that impose or modify any reserve, special deposit or similar requirements relating to any extensions of credit or other assets of, or any deposits with or other liabilities of such certificate holders. Additionally, if it becomes unlawful for such certificate holders to make or maintain the investment or credit evidenced by the certificates, we have agreed to pay such certificate holders an amount necessary to cause the interest rate with respect to the certificates to be a rate per annum equal to 4.88% over the rate specified by such certificate holders as the cost to them of obtaining funds in dollars in the United States in an amount equal to the pool balance of the certificates. The maximum potential payment under these indemnities cannot be determined.

Airways' aircraft lease transaction documents contain customary indemnities concerning withholding taxes under which we are responsible in some circumstances, should withholding taxes be imposed, for paying such amounts of additional rent as is necessary to ensure that the lessor still receives, after taxes, the rent stipulated in the lease agreements. These provisions apply on leases expiring through 2021. The maximum potential payment under these indemnities cannot be determined.

We have various leases with respect to real property, and various agreements among airlines relating to fuel consortia or fuel farms at airports, under which we have agreed to standard language indemnifying the lessor against environmental liabilities associated with the real property covered under the agreement, even if we are not the party responsible for the environmental damage. In the case of fuel consortia at the airports, these indemnities are generally joint and several among the airlines. We cannot quantify the maximum potential exposure under these indemnities, and we do not currently have liability insurance that protects us against environmental damages.

Under certain contracts with third parties, we indemnify the third party against legal liability arising out of an action by a third party. The terms of these contracts vary and the potential exposure under these indemnities cannot be determined. Generally, we have liability insurance protecting us from obligations undertaken under these indemnities.

From time to time, we are engaged in other litigation arising in the ordinary course of our business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.

During December 2002, we broke ground for a planned $14.5 million hangar facility at Hartsfield Atlanta International Airport. The 56,700 square-foot hangar will be large enough to hold two of our B717 aircraft simultaneously and will also have a 20,000 square-foot, two-story office building attached to the hangar to house engineers and other support staff. Completion of construction is expected by December 2003. The City of Atlanta is financing construction of the facility. Upon completion, we intend to consummate a long-term lease agreement for the hangar facility.

5.  Derivatives and Other Financial Instruments

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense, excluding special items, for 2002, 2001 and 2000 represented approximately 22.0 percent, 22.9 percent and 25.9 percent of our operating expenses, respectively.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fixed-price fuel contracts and fuel cap contracts. Fixed-price fuel contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Fuel cap contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, limiting our exposure to upside market risk. Our fixed-price fuel contracts and fuel cap contracts are not required to be accounted for as derivative financial instruments, in accordance with SFAS 133. As of December 31, 2002, utilizing fixed-price fuel contracts and fuel cap contracts we agreed to purchase approximately 41 percent of our anticipated fuel needs through December 2003 at a price no higher than $0.74 per gallon of aviation fuel, including delivery to our operations hub in Atlanta and other locations. During the first quarter of 2003, we entered into additional fuel cap contracts. These new contracts increased our total future fuel purchase commitments to approximately 48 percent of our estimated fuel needs during 2003 at a price no higher than $0.77 per gallon of aviation fuel.

During 2001, we used swap agreements to hedge our fuel requirements. The fair value of our fuel-hedging agreements at December 31, 2001, representing the amount we would pay upon termination of the agreements, totaled $8.7 million. The current portion of these contracts, $7.9 million, was recorded in "Accrued and other liabilities" while the long-term portion, $0.8 million, was recorded in "Other liabilities" in our Consolidated Balance Sheets. We have accounted for our derivative instruments used to hedge fuel costs as cash flow hedges in accordance with SFAS 133. Therefore, all changes in fair value that are considered to be effective are recorded in "Accumulated other comprehensive loss" until the underlying aircraft fuel is consumed. During 2002 and 2001, we recognized losses of $6.0 million and $2.5 million, respectively, representing the effective portion of our hedging activities. These losses are included in "Aircraft fuel" in the Consolidated Statement of Operations. We recognized gains of approximately $5.9 million and $2.2 million during 2002 and 2001, respectively, representing the ineffectiveness of our hedging relationships. This gain is recorded in "SFAS 133 adjustment" in our Consolidated Statements of Operations.

Prior to the adoption of SFAS 133, these instruments were not recorded on the balance sheet. Because the fixed-price swap agreements and collar structures were considered highly effective in offsetting changes in jet fuel prices, periodic settlements under the agreements were recognized as a component of fuel expense when the underlying fuel being hedged was used. During 2000, we recognized gains of $5.1 million as a result of hedging activities. These amounts are included in "Aircraft fuel" in our Consolidated Statements of Operations.

On November 28, 2001, the credit rating of the counterparty to all of our fuel-related hedges was downgraded and the counterparty declared bankruptcy on December 2, 2001. Due to the deterioration of the counterparty's creditworthiness, we no longer considered the financial contracts with the counterparty to be highly effective in offsetting our risk related to changing fuel prices because of the consideration of the possibility that the counterparty would default by failing to make contractually required payments as scheduled in the derivative instrument. As a result, on November 28, 2001, hedge accounting treatment was discontinued prospectively for our derivative contracts with this counterparty in accordance with SFAS 133. Gains and losses previously deferred in "Accumulated other comprehensive loss" continue to be reclassified to earnings as the hedged item affects earnings. Beginning on November 28, 2001, changes in fair value of the derivative instruments were marked to market through earnings. This resulted in a charge/(credit) of ($5.8) million and $0.2 million during 2002 and 2001, respectively, which is included in the amount presented as "SFAS 133 adjustment" in our Consolidated Statements of Operations.

In March 2002, we terminated all our derivative agreements with the counterparty. The fair market value of the derivative liability on the termination date was approximately $0.5 million. Since this was an early termination of our derivative contracts, losses of $6.8 million at December 31, 2001, deferred in other comprehensive loss will be reclassified to earnings as the related fuel is used through September 2004. During 2002, we recognized approximately $6.0 million of the losses deferred in other comprehensive loss. Approximately $0.5 million in net unrealized losses are expected to be realized in earnings during 2003. Upon the adoption of SFAS 133 on January 1, 2001, we recorded unrealized fuel hedge gains of $1.3 million, of which $1.2 million was realized in earnings during 2001.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with various high credit-quality financial institutions or in short-duration, high-quality debt securities. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. Concentration of credit risk with respect to accounts receivable is limited, due to the large number of customers comprising our customer base. The estimated fair value of other financial instruments, excluding debt described below, approximate their carrying amount.

The fair values of our long-term debt are based on quoted market prices, if available, or are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts and estimated fair values of our long-term debt were $210.1 million and $210.2 million, respectively, at December 31, 2002, and $268.2 million and $258.5 million, respectively, at December 31, 2001.

6.  Accrued and Other Liabilities

The components of our accrued and other liabilities were (in thousands):
	As of December 31,
	2002	2001
Accrued maintenance	$11,293	$18,562
Rotable inventory payable	--	19,658
Accrued interest	5,857	7,782
Accrued salaries, wages and benefits	18,988	14,327
Deferred gains from sale/leaseback of aircraft	73,664	44,077
Derivative liability	--	8,676
Accrued insurance	4,607	984
Unremitted fees collected from passengers	4,568	1,896
Accrued federal excise taxes	6,493	20,893
Accrued lease termination costs	5,068	6,663
Other	19,173	5,992
	149,711	149,510
Less noncurrent derivative liability	--	(832)
Less noncurrent deferred gains from sale/leaseback of aircraft	(69,556)	(40,409)
Other liabilities	(69,556)	(41,241)
Accrued and other liabilities	$80,155	$108,269
	=======	=======

7.  Indebtedness

The components of our long-term debt, including capital lease obligations were (in thousands):
	As of December 31,
	2002	2001
Aircraft notes payable through 2017, 10.72% weighted- average interest rate	$123,737	$130,186
Senior notes due April 2008, 11.27% interest rate	76,538	129,046
Subordinated notes due April 2009, 13.00% interest rate	12,662	14,201
Convertible notes due April 2009, 7.75% interest rate	5,500	5,500
Capital lease obligations	1,783	1,594
	220,220	280,527
Less unamortized debt discount	(10,047)	(12,316)
	210,173	268,211
Less current maturities	(10,460)	(13,439)
	$199,713	$254,772
	=======	=======

Maturities of our long-term debt and capital lease obligations for the next five years and thereafter, in aggregate, are (in thousands): 2003 - $10,460; 2004 - $11,532; 2005 - $15,708, 2006 - $16,381; 2007 - $17,709; thereafter - $148,430.

We completed a private placement of $178.9 million enhanced equipment trust certificates (EETCs) on November 3, 1999. The EETC proceeds were used to replace loans for the purchase of the first 10 B717 aircraft delivered, and all 10 aircraft were pledged as collateral for the EETCs. In March 2000, we sold and leased back two of the B717s in a leveraged lease transaction reducing the outstanding principal amount of the EETCs by $35.9 million. Principal and interest payments on the EETCs are due semiannually through April 2017.

We entered into an amended and restated financing commitment with Boeing Capital Services Corporation (Boeing Capital) on March 22, 2001, and a series of definitive agreements on April 12, 2001, in order to refinance our 10 1/4% ($150.0 million) senior notes and AirTran Airways, Inc.'s 10 1/2% ($80.0 million) senior secured notes due April 2001 (collectively, the Existing Notes), and to provide additional liquidity. The cash flow generated from the Boeing Capital transactions, together with internally generated funds, was used to retire the Existing Notes at maturity. The components of the refinancing are as follows (in thousands):

11.27% Senior secured notes of AirTran Airways, Inc. due 2008	$166,400
13.00% Subordinated notes of AirTran Holdings, Inc. due 2009	17,500
7.75% Convertible notes of AirTran Holdings, Inc. due 2009	17,500
$201,400
======

Under the new senior secured notes issued by our operating subsidiary, Airways, principal payments of approximately $3.3 million plus interest are due and payable semiannually. In addition, there are certain mandatory prepayment events, including for 2002, a $3.0 million prepayment upon the consummation of each of 13 sale/leaseback transactions and a $1.0 million prepayment upon the consummation of each of 7 sale/leaseback transactions for B717 aircraft. During 2002, twenty prepayments occurred. During 2001, there were prepayment requirements of $3.1 million upon the consummation of each of 11 sale/leaseback transactions for B717 aircraft. During the year ended December 31, 2001, eleven prepayments occurred. The new senior secured notes are secured by substantially all of the assets of Airways not previously encumbered, and are noncallable for four years. In the fifth year, the senior secured notes may be prepaid at a premium of 4 percent and in the sixth year at a premium of 2 percent. Contemporaneously with the issuance of the new senior secured notes, we issued detachable warrants to Boeing Capital for the purchase of three million shares of our common stock at $4.51 per share. The warrants had an estimated value of $12.3 million when issued and expire five years after issuance. This amount is being amortized to interest expense over the life of the new senior secured notes.

Under the subordinated notes, interest is due and payable semiannually in arrears, and no principal payments are due prior to maturity in 2009, except for mandatory prepayments equal to 25 percent of Airways' net income (which, subject to applicable law, Airways is required to dividend to us in cash on a quarterly basis for payment to the lender). During 2002 and 2001, we paid $1.5 million and $3.3 million, respectively, in principal on the subordinated notes in accordance with the requirements to pay 25 percent of Airways' net income from profitable quarters.

The convertible notes bear a higher rate of interest, specifically 12.27 percent if our average common stock price during a calendar month is below $6.42. This contingent interest feature is considered an embedded derivative under SFAS 133 and had no significant value at December 31, 2002 and 2001. Quarterly valuations will continue to be made and recorded, if necessary, to reflect the derivative's fair value. Interest is payable semiannually in arrears. The notes are convertible at any time into approximately 3.2 million shares of our common stock. This conversion rate represents a beneficial conversion feature valued at $5.6 million. This amount will be amortized to interest expense over the life of the convertible notes, or sooner upon conversion. We can require Boeing Capital's conversion of the notes under certain circumstances.

During the third quarter of 2001, Boeing Capital exercised approximately two-thirds of their conversion rights resulting in a decrease of $12 million of principal on the 7.75% Convertible Notes. In connection with the conversion, we issued approximately 2.2 million shares of our common stock to Boeing Capital. In accordance with generally accepted accounting principles, we expensed $3.8 million of the debt discount and $0.5 million of debt issuance costs. These amounts are shown on the Consolidated Statements of Operations as "Other (Income) Expense - Convertible debt discount amortization".

The subordinated notes and convertible notes are secured by: (i) a pledge of all of our rights under the B717 aircraft purchase agreement with the McDonnell Douglas Corporation (an affiliate of Boeing Capital); and (ii) a subordinated lien on the collateral securing the new senior secured notes.

The notes contain certain covenants, including limitations on additional indebtedness, restrictions on transactions with subsidiaries and limitations on asset disposals. We are in compliance with these requirements.

During 2002 and 2000, we entered into capital lease agreements for various capital assets (see Note 8).

Substantially all of our assets serve as collateral on the aforementioned debt agreements.

During 2002, we entered into a $15 million credit agreement with a term of one year. The agreement allows us to obtain letters of credit and enter into hedge agreements with the bank. The agreement contains certain covenant requirements including liquidity tests. The company is in compliance with these covenants. At December 31, 2002, we had $7.8 million in letters of credit drawn against the credit agreement.

8.  Leases

Total rental expense charged to operations for aircraft, facilities and office space for the years ended December 31, 2002, 2001 and 2000 was approximately $96.6 million, $56.7 million and $30.9 million, respectively.

We lease six DC-9s, one B737 and 42 B717s under operating leases with terms that expire through 2021. We have the option to renew the DC-9 leases for one or more periods of not less than six months. We have the option to renew the B717 leases for periods ranging from one to four years. The B717 leases have purchase options at or near the end of the lease term at fair market value, and two have purchase options based on a stated percentage of the lessor's defined cost of the aircraft at the end of the 13th year of the lease term. The B717 leases are the result of sale/leaseback transactions. Deferred gains from these transactions are being amortized over the terms of the leases. At December 31, 2002 and 2001, unamortized deferred gains were $73.7 million and $44.1 million, respectively. See Note 6. We also lease facilities from local airport authorities or other carriers, as well as office space under operating leases with terms ranging from one month to 12 years. In addition, we lease ground equipment and certain rotables under capital leases.

The amounts applicable to capital leases included in property and equipment were (in thousands):
	As of December 31,
	2002	2001
Flight equipment	$3,330	$2,627
Less: Accumulated depreciation	(576)	(285)
	$2,754	$2,342
	=====	=====

The following schedule outlines the future minimum lease payments at December 31, 2002, under noncancelable operating leases and capital leases with initial terms in excess of one year (in thousands):

	Capital Leases	Operating Leases
2003	$760	$133,187
2004	709	128,210
2005	244	126,153
2006	174	123,912
2007	160	121,336
Thereafter	--	1,160,381
Total minimum lease payments	2,047	$1,793,179
Less: amount representing interest	(264)	========
Present value of future payments	1,783
Less: current obligations	(627)
Long-term obligations	$1,156
	======

Capital lease obligations are included in long-term debt in our Consolidated Balance Sheets. Amortization of assets recorded under capital leases is included as "Depreciation" in the Consolidated Statements of Operations.

9.  Comprehensive Income (Loss)

Comprehensive income (loss) encompasses net income (loss) and "other comprehensive income (loss)," which includes all other nonowner transactions and events that change stockholders' equity. Other comprehensive income (loss) is composed of changes in the fair value of our derivative financial instruments that qualified for hedge accounting. Comprehensive income (loss) totaled $16.8 million and $(9.6) million for 2002 and 2001, respectively. The difference between net income (loss) and comprehensive income (loss) for 2002 and 2001 are as follows (in thousands):
	2002	2001
Net income (loss)	$10,745	$(2,757)
Unrealized income (loss) on derivative instruments	6,037	(6,846)
Comprehensive income (loss)	$16,782	$(9,603)
	======	======

Because our net deferred tax assets are offset in full by a valuation allowance, there is no tax effect of the unrealized income or loss.

An analysis of the amounts included in "Accumulated other comprehensive loss", is shown below (in thousands):
Balance at December 31, 2000	$--
January 1, 2001 transition adjustment	1,273
2001 changes in fair value	(10,097)
Reclassification to earnings	1,978
Balance at December 31, 2001	(6,846)
Reclassification to earnings	6,037
Balance at December 31, 2002	$(809)
======

10.  Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	2002	2001	2000
Numerator: Net income (loss)	$ 10,745	$ (2,757)	$ 47,436
	=====	=====	=====
Denominator: Weighted-average shares outstanding, basic	70,409	67,774	65,759
Effect of dilutive stock options	2,344	--	3,416
Effect of detachable stock purchase warrants	400	--	--
Adjusted weighted-average shares outstanding, diluted	73,153	67,774	69,175
	=====	=====	=====
Basic earnings (loss) per common share	$ 0.15	$ (0.04)	$ 0.72
	=====	=====	=====
Diluted earnings (loss) per common share	$ 0.15	$ (0.04)	$ 0.69
	=====	=====	=====

The assumed conversions of convertible debt in 2002, all stock options and convertible debt in 2001 and 2.3 million stock options in 2000, were antidilutive and excluded from the computation of weighted-average shares outstanding used in computing diluted earnings (loss) per common share.

11.  Stock Option Plans

The 1993 Incentive Stock Option Plan provides up to 4.8 million options to be granted to officers, directors and key employees to purchase shares of common stock at prices not less than the fair value of the shares on the dates of grant. With respect to individuals owning more than 10 percent of the voting power of all classes of our common stock, the exercise price per share shall not be less than 110 percent of the fair value of the shares on the date of grant. The 2002 Long-term Incentive Plan, 1996 Stock Option Plan, and the 1994 Stock Option Plan provide up to 5 million, 5 million, and 4 million incentive stock options or nonqualified options, respectively, to be granted to our officers, directors, key employees and consultants.

In connection with the acquisition of Airways Corporation in 1997, we assumed the Airways Corporation 1995 Stock Option Plan (Airways Plan) and the Airways Corporation 1995 Director Stock Option Plan (Airways DSOP). Under the Airways Plan, up to 1.2 million incentive stock options or nonqualified options may be granted to our officers, directors, key employees or consultants. Under the Airways DSOP, up to 150,000 nonqualified options may be granted to directors.

On August 6, 2001, we reached an agreement with the National Pilots Association under which our pilots were granted 900,000 options as of that date. The agreement also provided for additional options to be issued in 2002 through 2004 based on certain criteria. All options vest over three years.

Vesting and term of all options is determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of grant.

Pro forma information regarding net income (loss) and earnings (loss) per common share is required by SFAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001, and 2000, respectively: risk-free interest rates of 4.20 percent, 4.31 percent, and 6.2 percent; no dividend yields; volatility factors of the expected market price of our common stock of 0.596, 0.666, and 0.596; and a weighted-average expected life of the options of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Our pro forma information is as follows (in thousands, except per share data):
	2002	2001	2000
Pro forma net income (loss)	$5,742	$(6,136)	$45,059
Pro forma earnings (loss) per common share:
Basic	$0.08	$(0.09)	$0.69
Diluted	$0.08	$(0.09)	$0.65

The pro forma net income (loss) and earnings (loss) per common share information presented above reflect stock options granted during 1995 and in later years, in accordance with SFAS 123. Accordingly, the full effect of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income (loss) and earnings (loss) per common share amounts above, because compensation expense is recognized over the stock option's vesting period and compensation expense for stock options granted prior to January 1, 1995, is not considered.

A summary of stock option activity under the aforementioned plans is as follows:

	Options	Price Range	Weighted- Average Price

Balance at December 31, 1999	8,640,520	$ 0.17 - 23.19	$ 4.16
Granted	1,097,500	4.00 - 4.75	4.28
Exercised	(63,000)	0.17 - 3.88	3.02
Canceled	(570,760)	3.31 - 21.50	5.46

Balance at December 31, 2000	9,104,260	0.17 - 23.19	4.17
Granted	1,721,600	6.08 - 11.00	7.14
Exercised	(1,459,656)	0.17 - 8.25	3.48
Canceled	(100,365)	4.00 - 21.38	6.59

Balance at December 31, 2001	9,265,839	0.17 - 23.19	4.79
Granted	2,114,829	2.78 - 9.05	6.47
Exercised	(1,405,253)	0.17 - 5.75	0.58
Canceled	(190,426)	3.88 - 21.38	6.02

Balance at December 31, 2002	9,784,989	0.17 - 23.19	5.73
	=======
Exercisable at December 31, 2002	6,890,331	$ 0.17 - 23.19	$ 5.53
	=======

In addition to the above, 500 common stock awards were granted under the stock option plans and concurrently exercised.

The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.17	620,000	0.5	$0.17	620,000	$0.17
1.00 - 4.00	3,695,800	5.5	3.33	2,848,467	3.18
4.03 - 5.97	1,985,093	6.5	4.85	1,475,930	4.84
6.08 - 9.12	2,756,496	8.6	7.55	1,238,334	7.12
9.30 - 13.25	85,000	4.5	11.93	65,000	12.48
18.38 - 23.19	642,600	3.1	18.96	642,600	18.96
$0.17 - 23.19	9,784,989	6.1	$5.73	6,890,331	$5.53
	=======			=======

The weighted-average fair value of options granted during 2002, 2001, and 2000, with option prices equal to the market price on the date of grant, was $2.48, $4.22, and $2.45, respectively.

The weighted-average fair value of options granted during 2002, with option prices greater than the market price on the date of grant was $2.86. There were no options granted during 2001 and 2000 with option prices greater than the market price of the stock on the date of grant.

The weighted-average fair value of options granted during 2002, with option prices less than the market price on the date of grant was $4.60. There were no options granted during 2001 and 2000 with option prices less than the market price of the stock on the date of grant.

At December 31, 2002, we had reserved a total of 13,445,852 shares of common stock for future issuance, upon exercise of stock options.

12.  Income Taxes

The components of our provision for income taxes are as follows (in thousands):

	2002	2001	2000
Current provision (benefit):
Federal	$(786)	$858	$--
State	--	130	--
Total current provision (benefit)	(786)	988	--
Deferred provision:
Federal	--	1,896	--
State	--	356	--
Total deferred provision	--	2,252	--
Provision (Benefit) for income taxes	$(786)	$3,240	$--
	=====	=====	=====

A reconciliation of taxes computed at the statutory federal tax rate on income (loss) before income taxes to the provision for income taxes is as follows (in thousands):
	2002	2001	2000
Tax computed at federal statutory rate	$3,761	$399	$16,603
State income tax, net of federal tax benefit	329	303	1,469
Goodwill	--	481	483
Debt discount amortization	10	1,083	--
Benefit of preacquisition net operating loss carryforwards	--	2,252	--
Other	65	125	54
Valuation reserve, including the effect of changes to prior year deferred tax assets	(4,951)	(1,403)	(18,609)
	$(786)	$3,240	$--
	=====	=====	======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	As of December 31,
	2002	2001
Deferred tax liabilities:
Depreciation	$25,663	$9,010
Rent expense	5,944	2,841
Gross deferred tax liabilities	31,607	11,851

Deferred tax assets:
Deferred gains from sale and leaseback of aircraft	27,992	16,749
Accrued liabilities	6,264	4,905
Federal operating loss carryforwards	40,436	36,043
State operating loss carryforwards	4,406	4,095
AMT credit carryforwards	3,292	4,078
Other	5,265	4,821
Gross deferred tax assets	87,655	70,691
Valuation allowance	(56,048)	(58,840)
Net deferred tax assets	31,607	11,851
Total net deferred taxes	$--	$--
	======	=======

The Job Creation and Worker Assistance Act of 2002 passed by Congress in March 2002 resulted in a retroactive suspension of the alternative minimum tax (AMT) net operating loss (NOL) 90 percent limitation. This legislation resulted in a tax benefit of $0.8 million in 2002. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effect of changes in tax laws or rates is included in income in the period that includes the enactment date, resulting in recognition of the change in the first quarter of 2002.

For financial reporting purposes, a valuation allowance has been recognized at December 31, 2002 and 2001, to reduce the net deferred income tax assets to zero. We have not recognized any benefit from the future use of NOL carryforwards because management's evaluation of all the available evidence in assessing the realizability of the tax benefits of such NOL carryforwards, indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently. Although we produced operating profits in 2002 and 2001, we do not believe this and other positive evidence, including projections of future profitable operations, offset the effect of our recent cumulative losses.

At December 31, 2002, we had NOL carryforwards for income tax purposes of approximately $116 million that begin to expire in 2012. In addition, our AMT credit carryforwards for income tax purposes were $3.3 million.

Prior to the Airways Corporation merger, Airways Corporation generated NOL carryforwards of $23.1 million. The use of preacquisition NOL carryforwards is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to expiration. For financial reporting purposes, a valuation allowance of $8.1 million was recognized to offset the deferred tax assets related to those carryforwards. When realized, the tax benefit for those items will be applied to reduce goodwill related to the acquisition of Airways Corporation. During 2001, we utilized $5.9 million of Airways Corporation's NOL carryforwards, and reduced goodwill by the $2.3 million tax benefit of such utilization.

13.  Impairment Loss /Lease Termination

In response to the expected slowdown in air travel as a result of the September 11 Events, we announced on September 17, 2001 an updated capacity plan whereby we reduced our scheduled operations to approximately 80 percent of our pre-September 11th schedule. With other airlines similarly reducing flights and grounding older aircraft types resulting in an overall reduction in values in the previously-owned aircraft market, we decided to review our DC-9 fleet for impairment. During the second quarter of 2001, we announced our intention to retire our fleet of four B737 aircraft in the third quarter of 2001 in order to simplify our fleet and reduce costs. The B737s are being replaced with B717 aircraft. We have subsequently sold and delivered all three of the owned B737 aircraft.

In connection with the 2001 reduction in value of the DC-9s and B737s, we performed evaluations to determine, in accordance with SFAS 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets. As a result of the evaluations, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amounts, and therefore these aircraft are impaired as defined by SFAS 121. Consequently, the original cost bases of these assets were reduced to reflect the fair market value at the date the decisions were made, resulting in a $28 million impairment loss on the DC-9s and a $10.8 million impairment loss on the B737s in 2001. We used appraisals and considered recent transactions and market trends involving similar aircraft in determining the fair market values.

In addition, spare parts, materials and supplies were written down to the lower of cost or market. Such charges totaled $3.4 million in 2001.

We are currently in negotiations with the lessor regarding the disposition of one leased B737. The termination of the lease includes estimated costs related to buying out the lease and to bring the aircraft into compliance with the return provisions of the lease agreement. The lease termination charge was $7.3 million. The remaining balance of accruals for the lease termination at December 31, 2002 and 2001 were $5.1 million and $6.7 million, respectively.

14.  Employee Benefit Plans

Effective January 1, 1998, we consolidated our 401(k) plans (the Plan). All employees, except pilots, are eligible to participate in the consolidated Plan, a defined contribution benefit plan that qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 15 percent of their base salary to the Plan. Contributions to the Plan by Holdings are discretionary. The amount of our contributions to the Plan expensed in 2002, 2001, and 2000 were approximately $0.2 million, $0.3 million and $0.5 million, respectively.

Effective in the third quarter of 2000, Airways agreed to fund, on behalf of our mechanics and inspectors, a monthly fixed contribution per eligible employee to their union's pension plan. In May of 2001, a similar agreement was made on behalf of our maintenance training instructors. During 2002 and 2001, we expensed approximately $0.3 million and $0.2 million, respectively, related to these agreements. Beginning in January 2002, additional agreements with our stores clerks and ground service equipment employees took effect that call for a monthly fixed amount per eligible employee to be made to the union's pension plan. During 2002, the contribution to this plan was less than $0.1 million. At the time these agreements take effect, the eligible employee may continue making contributions to the Plan , but there will be no company match.

Effective August 1, 2001, the AirTran Airways Pilot Savings and Investment Plan (Pilot Savings Plan) was established. This plan is designed to qualify under Section 401(k) of the Internal Revenue Code. Funds previously invested in the Plan, representing contributions made by and for pilots, were moved to the Pilot Savings Plan during 2001. Eligible employees may contribute up to the IRS maximum allowed. We will not match pilot contributions to this Pilot Savings Plan. Effective on August 1, 2001, we also established the Pilot-Only Defined Contribution Pension Plan (DC Plan) which qualifies under Section 403(b) of the Internal Revenue Code. Company contributions were 6 percent of eligible gross wages during 2001, increasing to 7 percent, 8 percent and 10.5 percent during 2002, 2003 and 2004, respectively. We expensed $3.3 million and $1.8 million in contributions to the DC Plan during 2002 and 2001, respectively.

Under our 1995 Employee Stock Purchase Plan, employees who complete 12 months of service are eligible to make periodic purchases of our common stock at up to a 15 percent discount from the market value on the offering date. The Board of Directors determines the discount rate, which was increased to 10 percent from 5 percent effective November 1, 2001. We are authorized to issue up to 4 million shares of common stock under this plan. During 2002, 2001, and 2000, the employees purchased a total of 196,424, 31,396 and 61,626 shares, respectively, at an average price of $4.44, $6.93 and $4.30 per share, respectively.

15.  Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2002 and 2001 is as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
Fiscal 2002
Operating revenues	$ 159,304	$ 190,645	$ 183,151	$ 200,270
Operating income (loss)	(2,932)	12,154	7,620	14,361
Net income (loss)	(3,034)	5,099	1,177	7,503
Earnings (loss) per share, basic	$ (0.04)	$ 0.07	$ 0.02	$ 0.11
	=======	=======	=======	=======
Earnings (loss) per share, diluted	$ (0.04)	$ 0.07	$ 0.02	$ 0.10
	=======	=======	=======	=======

	Quarter
	First	Second	Third	Fourth
Fiscal 2001
Operating revenues	$ 173,743	$ 205,763	$ 150,677	$ 134,981
Operating income (loss)	17,932	22,485	1,766	(6,474)
income (loss) before cumulative effect of change in accounting principle	9,457	13,195	(10,594)	(14,158)
Net income (loss)	8,800	13,195	(10,594)	(14,158)
Earnings (loss) per share:
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$ 0.14	$ 0.20	$ (0.15)	$ (0.20)
Cumulative effect of change in accounting principle	(0.01)	--	--	--
Earnings (loss) per share, basic	$ 0.13	$ 0.20	$ (0.15)	$ (0.20)
	=======	=======	=======	=======
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$ 0.13	$ 0.18	$ (0.15)	$ (0.20)
Cumulative effect of change in accounting principle	(0.01)	--	--	--
Earnings (loss) per share, diluted	$ 0.12	$ 0.18	$ (0.15)	$ (0.20)
	=======	=======	=======	=======

The results of the first quarter of 2002 included a credit of $5.6 million resulting from a favorable change in fair value of the Company's fuel-related derivative instruments.

During the fourth quarter of 2002 and 2001, year-end adjustments resulted in increasing income or increasing loss before income taxes by approximately $1.5 million and $1.5 million, respectively, the majority of which relates to revisions of revenue and expenses recorded earlier in the respective year.

During the year, we provide for income taxes using anticipated effective annual tax rates. The rates are based on expected operating results and permanent differences between book and tax income. Adjustments are made each quarter for changes in the anticipated rates used in previous quarters. If the actual annual effective rates had been used in each of the quarters of 2002 and 2001, net income (loss) for the first through fourth quarters of 2002 would have been $(3.2) million, $5.3 million, $1.2 million, and $7.5 million, respectively, and net income (loss) for the first through fourth quarters of 2001 would have been $8.7 million, $11.2 million, $(9.9) million, and $(12.8) million, respectively.

16. Supplemental Cash Flow Information
Supplemental cash flow information is summarized as follows for the years ended December 31, (in thousands):

	2002	2001	2000
Supplemental disclosure of cash flow activities:
Cash paid for interest, net of amounts capitalized	$26,135	$35,530	$35,607
Cash paid (received) for income taxes, net of amounts refunded	(1,328)	1,506	1,141
Noncash financing and investing activities:
Purchase and sale/leaseback of aircraft	455,654	305,271	62,608
Gain on sale/leaseback of aircraft and payment of debt	46,000	34,100	--
Repayment of debt and sale/leaseback of aircraft	--	63,144	--
Conversion of debt to equity	--	12,000	--
Acquisition of equipment for debt	--	--	63,144
Acquisition of equipment for capital leases	703	--	2,627
Acquisition of rotable inventory	--	19,658	--

Report of Independent Certified Public Accountants

The Stockholder and Board of Directors
AirTran Airways, Inc.

We have audited the accompanying consolidated balance sheets of AirTran Airways, Inc., as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirTran Airways, Inc., at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

                                                                                                                    ERNST & YOUNG LLP

Atlanta, Georgia
January 27, 2003

AirTran Airways, Inc. Consolidated Statements of Operations (In thousands)

	Year ended December 31,
	2002	2001	2000
Operating Revenues:
Passenger	$713,711	$648,486	$604,826
Cargo	1,206	1,937	4,183
Other	18,453	14,741	15,085
Total operating revenues	733,370	665,164	624,094

Operating Expenses:
Salaries, wages and benefits	203,435	159,057	137,391
Aircraft fuel	154,467	139,355	140,404
Maintenance, materials and repairs	47,288	68,670	73,238
Distribution	43,115	45,400	39,972
Landing fees and other rents	42,291	35,672	28,752
Aircraft insurance and security services	29,323	12,511	6,142
Marketing and advertising	20,967	18,468	16,412
Aircraft rent	72,690	35,363	12,616
Depreciation	17,072	28,159	23,087
Other operating	72,159	67,188	64,929
Impairment loss/lease termination	--	46,069	--
Special charges	--	2,494	--
Government grant	(640)	(28,951)	--
Total operating expenses	702,167	629,455	542,943
Operating Income	31,203	35,709	81,151

Other (Income) Expense:
Interest income	(1,973)	(4,959)	(5,602)
Interest expense ($2,899, $7,323 and $16,163 in 2002, 2001 and 2000, respectively, to AirTran Holdings, Inc.)	29,203	37,441	39,317
Parent company convertible debt discount amortization	--	4,291	--
SFAS 133 adjustment	(5,857)	(2,204)	--
Other expense, net	21,373	34,569	33,715

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	9,830	1,140	47,436
Income tax (benefit) expense	(786)	3,240	--
Income (Loss) Before Cumulative Effect of Change in Accounting Principle	10,616	(2,100)	47,436
Cumulative effect of change in accounting principle, net of tax	--	(657)	--
Net Income (Loss)	$10,616	$(2,757)	$47,436
	=============	=============	=============
See accompanying notes to consolidated financial statements.

AirTran Airways, Inc. Consolidated Balance Sheets (In thousands, except share data)
	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$100,353	$96,764
Restricted cash	34,173	26,540
Accounts receivable, less allowance of $1,425 and $667 at December 31, 2002 and 2001, respectively	19,115	10,472
Due from AirTran Holdings, Inc.	--	2,923
Spare parts, materials and supplies, less allowance for obsolescence of $1,212 and $565 at December 31, 2002 and 2001, respectively	9,250	8,228
Government grant receivable	--	4,333
Prepaid expenses and other current assets	7,756	6,626
Total current assets	170,647	155,886

Property and Equipment:
Flight equipment	225,078	235,665
Less: Accumulated depreciation	(22,970)	(14,871)
	202,108	220,794

Purchase deposits for flight equipment	5,544	39,396

Other property and equipment	39,705	31,407
Less: Accumulated depreciation	(18,433)	(16,733)
	21,272	14,674
Total property and equipment	228,924	274,864

Other Assets:
Intangibles resulting from business acquisition	12,286	12,286
Trademarks and trade names	21,567	21,567
Debt issuance costs	8,087	9,136
Other assets	27,842	19,556
Total assets	$469,353	$493,295
	=============	=============
See accompanying notes to consolidated financial statements.

AirTran Airways, Inc. Consolidated Balance Sheets (Continued) (In thousands, except share data)
	December 31,
	2002	2001
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$4,501	$8,231
Accrued and other liabilities	79,669	107,766
Air traffic liability	57,180	38,457
Due to AirTran Holdings, Inc.	3,694	--
Current portion of long-term debt	10,460	13,439
Total current liabilities	155,504	167,893

Long-term debt, less debt discount of $8,360 and $10,599 at December 31, 2002 and 2001, respectively, and current portion	183,238	236,788

Other liabilities	69,556	41,241

Due to AirTran Holdings, Inc.	68,460	66,309

Commitments and Contingencies

Stockholder's Deficit:
Common stock, no par value per share, 2,000 shares authorized, 1,100 issued and outstanding at December 31, 2002 and 2001	--	--
Additional paid-in capital	208,665	208,665
Accumulated other comprehensive loss	(809)	(6,846)
Accumulated deficit	(215,261)	(220,755)
Total stockholder's deficit	(7,405)	(18,936)

Total liabilities and stockholder's deficit	$469,353	$493,295
	=============	=============
See accompanying notes to consolidated financial statements.

AirTran Airways, Inc. Consolidated Statements of Stockholder's Equity (Deficit) (In thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity (Deficit)
Balance at December 31, 1999	1,100	--	$208,665	$(258,836)	$--	$(50,171)
Net income	--	--	--	47,436	--	47,436
Balance at December 31, 2000	1,100	--	208,665	(211,400)	--	(2,735)
Dividend paid to AirTran Holdings, Inc.	--	--	--	(6,598)	--	(6,598)
Net loss	--	--	--	(2,757)	--	(2,757)
Other comprehensive loss	--	--	--	--	(6,846)	(6,846)
Total comprehensive loss						(9,603)
Balance at December 31, 2001	1,100	--	208,665	(220,755)	(6,846)	(18,936)
Dividend paid to AirTran Holdings, Inc.	--	--	--	(5,122)	--	(5,122)
Net income	--	--	--	10,616	--	10,616
Other comprehensive income	--	--	--	--	6,037	6,037
Total comprehensive income						16,653
Balance at December 31, 2002	1,100	$--	$208,665	$(215,261)	$(809)	$(7,405)
	=============	==============	==================	====================	==================	=================
See accompanying notes to consolidated financial statements.

AirTran Airways, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year ended December 31,
	2002	2001	2000
Operating activities:
Net income (loss)	$10,616	$(2,757)	$47,436
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	19,498	30,948	25,290
Amortization of deferred gains from sale/ leaseback of aircraft	(5,979)	(2,547)	--
Impairment loss/lease termination	--	46,069	--
Provisions for uncollectible accounts	1,009	2,697	4,626
Convertible debt discount amortization	--	4,291	--
Loss on asset disposal	858	789	--
SFAS 133 adjustment	(5,857)	(2,204)	--
Deferred income taxes	--	2,252	--
Cumulative effect of change in accounting principle	--	657	--
Changes in current operating assets and liabilities:
Restricted cash	(7,633)	(830)	(7,641)
Accounts receivable	(9,652)	(676)	(6,415)
Government grant receivable	4,333	(4,333)	--
Spare parts, material and supplies	(1,811)	(1,627)	(5,312)
Other assets	(8,771)	3,858	(3,943)
Accounts payable, accrued and other liabilities	(9,544)	16,121	4,289
Air traffic liability	18,723	4,692	10,274
Net cash provided by operating activities	5,790	97,400	68,604
Investing activities:
Purchases of property and equipment	(13,986)	(31,223)	(77,709)
Refund (payment) of aircraft purchase deposits	20,984	(13,252)	(6,770)
Restricted funds for aircraft purchases	--	--	39,232
Proceeds from disposal of equipment	640	13,297	48,980
Net cash provided by (used for) investing activities	7,638	(31,178)	3,733
Financing activities:
Issuance of long-term debt	--	166,400	--
Debt issuance costs	--	(4,466)	--
Payments of long-term debt	(13,485)	(86,169)	(53,555)
Payment of dividend to AirTran Holdings, Inc.	--	(6,598)	--
Increase (decrease) in due to AirTran Holdings, Inc.	3,646	(116,752)	1,243
Net cash used for financing activities	(9,839)	(47,585)	(52,312)
Net increase in cash and cash equivalents	3,589	18,637	20,025
Cash and cash equivalents at beginning of period	96,764	78,127	58,102
Cash and cash equivalents at end of period	$100,353	$96,764	$78,127
	=============	=============	=============
See accompanying notes to consolidated financial statements.

AirTran Airways, Inc.
Notes to Consolidated Financial Statements
December 31, 2002

1.  Summary of Significant Accounting Policies

Basis of Presentation and Business

AirTran Airways, Inc. (Airways) is a wholly-owned subsidiary of AirTran Holdings, Inc. (Holdings) and conducts all of the operations of Holdings.

The consolidated financial statements include the accounts of AirTran Airlines, Inc. and AirTran Airways, Inc. and of the Company's wholly-owned subsidiary for all periods presented. All significant intercompany transactions have been eliminated.

We offer scheduled air transportation and mail service, serving short-haul markets primarily in the eastern United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Restricted cash primarily represents amounts escrowed relating to air traffic liability.

Accounts Receivable

Accounts receivable are due primarily from major credit card processors, travel agents, from municipalities related to guaranteed revenue agreements and from the Transportation Security Administration. We provide an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

Spare Parts, Materials and Supplies

Spare parts, materials and supplies are stated at the lower of cost or market using the first-in, first-out method (FIFO). These items are charged to expense when used. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service.

Property and Equipment

Property and equipment is stated on the basis of cost. Flight equipment is depreciated to its salvage values using the straight-line method.

The estimated salvage values and depreciable lives are periodically reviewed for reasonableness, and revised if necessary. The Boeing 717 (B717) fleet has a salvage value of 10 percent. At July 1, 2001, we revised the useful lives on our B717 fleet in order to more accurately reflect the estimated useful life of the aircraft. The lives of the B717 airframes and engines were increased from 25 years to 30 years while the lives of the related B717 aircraft parts increased from 5 years to 30 years. The effect of this change was to increase our net income by approximately $1.2 million and to decrease our net loss by approximately $0.6 million for 2002 and 2001, respectively.

In conjunction with the 2001 impairment charge (see Note 12), the McDonnell Douglas DC-9 (DC-9) fleet was written down to its fair market value. Accordingly, the salvage values were revised to 40 percent, and the useful lives were revised to range from three months to two years. In conjunction with the 2001 impairment charge, the Boeing 737 (B737) fleet was written down to its fair market value and subsequently retired. Aircraft parts are depreciated over the respective fleet life to a salvage value of 5 percent.

Other property and equipment is depreciated over three to 10 years.

Measurement of Impairment

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS 144 had no effect on our results of operations. We record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. See Note 12.

Intangibles

The trade name and intangibles resulting from business acquisitions consist of cost in excess of net assets acquired. We adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," effective January 1, 2002. Pursuant to SFAS 142, goodwill and indefinite-lived intangibles, such as trade names, are no longer amortized but are subject to periodic impairment reviews. We performed impairment tests upon the adoption of SFAS 142 and annual tests in the fourth quarter of 2002. Our tests indicated that we did not have any impairment of our trade name or of our intangibles resulting from business acquisitions. See Note 2.

Capitalized Interest

Interest attributable to funds used to finance the acquisition of new aircraft is capitalized as an additional cost of the related asset. Interest is capitalized at our weighted-average interest rate on long-term debt or, where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the asset is placed in service. In 2002, 2001 and 2000, approximately $4.8 million, $8.0 million and $8.8 million of interest cost was capitalized, respectively.

Aircraft and Engine Maintenance

We account for airframe and engine overhaul costs using the direct-expensing method. Overhauls are performed on a continuous basis, and the cost of overhauls and routine maintenance costs for airframe and engine maintenance are charged to maintenance expense as incurred.

Advertising Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $20.1 million, $17.5 million and $15.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Revenue Recognition

Passenger and cargo revenue is recognized when transportation is provided. Transportation purchased but not yet used is included in air traffic liability.

Frequent Flyer Program

We accrue the estimated incremental cost of providing free travel for awards earned under our A+ Rewards Program.

Stock-Based Compensation

We grant stock options for a fixed number of Holdings' shares to our officers, directors, key employees and consultants. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and accordingly recognize compensation expense only if the market price of the underlying stock exceeds the exercise price of the stock option on the date of grant.

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, we will continue to account for stock-based compensation in accordance with APB 25. See Note 10.

Financial Derivative Instruments

We have utilized derivative instruments, including crude oil and heating oil based derivatives, to hedge a portion of our exposure to jet fuel price increases. These instruments have consisted primarily of fixed-price swap agreements and collar structures. Prior to 2001, periodic settlements under the agreement were recognized as a component of fuel expense when the underlying fuel hedged was used. However, beginning January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which changed the way we account for financial derivative instruments. See Notes 2 and 5.

Upon early termination of a derivative contract, gains and losses deferred in other comprehensive income (loss), would continue to be reclassified to earnings as the related fuel is used. Gains and losses deferred in other comprehensive gain (loss) related to derivative instruments hedging forecasted transactions would be recognized into earnings immediately when the anticipated transaction is no longer likely to occur.

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting For Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on our financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. We are currently analyzing the effect of FIN 45 on our financial position, results of operations and cash flows. See Note 4.

In January 2003, the FASB issued Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. We are currently analyzing the effect of FIN 46 on our financial position, results of operations and cash flows.

Reclassification

Certain 2001 and 2000 amounts have been reclassified to conform to 2002 classifications.

2.  Accounting Changes

Effective January 1, 2001, we adopted SFAS 133 which requires us to record all financial derivative instruments on our balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings or are recorded in "Accumulated other comprehensive loss" until the hedged item is recorded in earnings. Any portion of a change in a derivative's fair value that is considered to be ineffective, as defined, is recorded immediately in "SFAS 133 adjustment" in the Consolidated Statements of Operations.

We have used financial derivative instruments to hedge our exposure to jet fuel price increases and have accounted for these derivatives as cash flow hedges, as defined. In accordance with SFAS 133, we must comply with detailed rules and strict documentation requirements prior to beginning hedge accounting. As required by SFAS 133, we have assessed the effectiveness of each of our individual hedges on a quarterly basis. We have also examined the effectiveness of our entire hedging program on a quarterly basis utilizing statistical analysis. This analysis involved utilizing regression and other statistical analysis that compared changes in the price of jet fuel to changes in the prices of the commodities used for hedging purposes (crude oil and heating oil). If these statistical techniques did not produce results within certain predetermined confidence levels, we could have lost our ability to utilize hedge accounting, which could have caused us to recognize all gains and losses on financial derivative instruments in earnings in the periods following the determination that we no longer qualified for hedge accounting. This could have, in turn, depending on the materiality of periodic changes in derivative fair values, increased the volatility of our future earnings. We do not enter into fuel-hedging contracts for trading purposes.

Upon adoption of SFAS 133, we recorded the fair value of our fuel derivative instruments in the Consolidated Balance Sheets and a deferred gain of $1.3 million, net of tax, in "Accumulated other comprehensive loss". See Note 9 for further information on other comprehensive loss. The 2001 adoption of SFAS 133 has resulted in more volatility in our financial statements than in the past due to the changes in market values of our derivative instruments and some ineffectiveness that has been experienced in our fuel hedges. See Note 5 for further information on our derivatives and fuel price risk management.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations and SFAS 142. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually.

The table below sets forth what reported net income would have been in all periods presented, exclusive of amortization expense recognized in those periods related to goodwill and other intangible assets that are no longer being amortized.

	For the Year Ended December 31,
	2002	2001	2000
(In thousands)
Reported net income (loss)	$10,616	$(2,757)	$47,436
Add back: Goodwill amortization	--	543	548
Add back: Trade name amortization	--	833	833
Adjusted net income (loss)	$10,616	$(1,381)	$48,817
	=======	=======	=======

We completed the required transitional goodwill and trade name impairment testing in the first quarter of 2002 with no resulting impairment. No event or change has occurred that would indicate the carrying amount has been impaired since our annual test during the fourth quarter of 2002.

3.  Federal Grants and Special Charges Related to Terrorist Attacks

On September 11, 2001, terrorists hijacked and used four aircraft in terrorist attacks on the United States (September 11 Events). As a result of the September 11 Events, the Federal Aviation Administration immediately suspended all commercial airline flights on the morning of September 11. We resumed flight activity on September 13 and were operating at approximately 80 percent of our normal pre-September 11 flight schedule by September 18, 2001. From September 11 until we resumed flight operations on September 13, we cancelled approximately 1,000 flights.

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Stabilization Act) which provided, in part, for qualifying U.S. airlines and air cargo carriers to receive: up to $5 billion in compensation for direct losses, including lost revenues, incurred as a direct result of the FAA ground stop order and for incremental losses incurred through December 31, 2001 as a direct result of the September 11 Events; up to $10 billion in federal government loan guarantees; reimbursement for certain insurance increases; and the extension in due dates for payment of certain excise taxes. Each carrier was entitled to receive the lesser of its direct and incremental losses for the period September 11, 2001 to December 31, 2001 or its available seat mile (ASM) allocation of the $5 billion compensation. We received compensation payments of $5.0 million and $24.6 million during 2002 and 2001, respectively. Related to these payments, we recognized income of $0.6 million and $29.0 million in 2002 and 2001, respectively, which is included in Operating Expenses - Government Grant on the accompanying Consolidated Statements of Operations.

4.  Commitments and Contingencies

At December 31, 2002, our contractual commitments consisted primarily of scheduled aircraft acquisitions. As of December 31, 2002, our remaining commitments with respect to B717 aircraft were for the acquisition of 23 aircraft during 2003. One of the 23 aircraft to be acquired in 2003 will be lease-financed through Boeing Capital and the remaining 22 aircraft will be subject to operating leases through Boeing Capital. In connection with an agreement with Boeing to return approximately $21 million in 2002 and $5 million in 2003 of advance deposits under our B717 purchase agreement and by Boeing Capital to provide the aircraft referred to above, we entered into an agreement on September 30, 2002 with Boeing Capital that it would have the option to cause us to prepay or purchase at par the outstanding 13% Series A Senior Secured Notes, 7.75% Series B Senior Secured Convertible Notes, and 11.27% Senior Secured Notes (collectively, the "Refinancing Notes") and the Class C EETC Certificates, Series 1999-1 (the "EETC Certificates"), including accrued interest, if any, in each case to the extent issued to and held by Boeing, its affiliates and/or Rolls Royce plc, in the event we purchase or lease additional commercial jet aircraft in addition to: (i) the 23 B717 aircraft referred to above; (ii) the B717 aircraft currently on order from Boeing; and (iii) certain replacement aircraft which are of the same type as currently in our fleet. This agreement terminates upon the later of: (i) payment in full of the Refinancing Notes; and (ii) the earlier of payment in full of the EETC Certificates or September 30, 2009. As of December 31, 2002, the aggregate principal balance of the debt we could be so required to prepay or purchase pursuant to this agreement was approximately $124.6 million.

As of December 31, 2002, we had a total of six purchase options for B717 aircraft to be delivered in 2005. If we exercise our purchase options to acquire additional aircraft, additional payments could be required for these aircraft during 2003 and future years. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

As of December 31, 2002, our deliveries of B717 aircraft from The Boeing Company (Boeing) totaled 50 aircraft. During 2002, we took delivery of 20 new B717 aircraft that were lease-financed by Boeing Capital through sale/leaseback transactions. During 2001, we took delivery of 14 new B717 aircraft that were financed by Boeing Capital as follows: 13 aircraft were delivered through sale/leaseback transactions with Boeing Capital, and one was purchased with a loan provided by Boeing Capital (the loan was fully repaid in February 2001 and the aircraft was contemporaneously sold to and then leased back from Boeing Capital).

At December 31, 2002, we had commitments to purchase aircraft fuel under fixed-price contracts and fuel cap contracts for use during 2003 of approximately $57.3 million. Subsequent to year-end, we entered into additional fuel cap contracts for 2003 that increased our commitments to purchase fuel to $69.9 million. These contracts, used to reduce our exposure to increases in fuel prices, cover approximately 48% of our planned fuel requirements for 2003.

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the likelihood of payment in each case is considered remote. These indemnities consist of the following:

Certain of our debt agreements related to certain aircraft notes payable through 2014 and 2017 contain language where we have agreed to indemnify certain holders of certificates evidencing the debt associated with such notes, as necessary, to compensate them for any costs incurred by or any reduction in receivables due to, such certificate holders in connection with such debt resulting from broadly defined regulatory changes that impose or modify any reserve, special deposit or similar requirements relating to any extensions of credit or other assets of, or any deposits with or other liabilities of such certificate holders. Additionally, if it becomes unlawful for such certificate holders to make or maintain the investment or credit evidenced by the certificates, we have agreed to pay such certificate holders an amount necessary to cause the interest rate with respect to the certificates to be a rate per annum equal to 4.88% over the rate specified by such certificate holders as the cost to them of obtaining funds in dollars in the United States in an amount equal to the pool balance of the certificates. The maximum potential payment under these indemnities cannot be determined.

Our aircraft lease transaction documents contain customary indemnities concerning withholding taxes under which we are responsible in some circumstances, should withholding taxes be imposed, for paying such amounts of additional rent as is necessary to ensure that the lessor still receives, after taxes, the rent stipulated in the lease agreements. These provisions apply on leases expiring through 2021. The maximum potential payment under these indemnities cannot be determined.

We have various leases with respect to real property, and various agreements among airlines relating to fuel consortia or fuel farms at airports, under which we have agreed to standard language indemnifying the lessor against environmental liabilities associated with the real property covered under the agreement, even if we are not the party responsible for the environmental damage. In the case of fuel consortia at the airports, these indemnities are generally joint and several among the airlines. We cannot quantify the maximum potential exposure under these indemnities, and we do not currently have liability insurance that protects us against environmental damages.

Under certain contracts with third parties, we indemnify the third party against legal liability arising out of an action by a third party. The terms of these contracts vary and the potential exposure under these indemnities cannot be determined. Generally, we have liability insurance protecting us from obligations undertaken under these indemnities.

From time to time, we are engaged in other litigation arising in the ordinary course of our business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.

During December 2002, we broke ground for a planned $14.5 million hangar facility at Hartsfield Atlanta International Airport. The 56,700 square-foot hangar will be large enough to hold two of our B717 aircraft simultaneously and will also have a 20,000 square-foot, two-story office building attached to the hangar to house engineers and other support staff. Completion of construction is expected by December 2003. The City of Atlanta is financing construction of the facility. Upon completion, we intend to consummate a long-term lease agreement for the hangar facility.

5.  Derivatives and Other Financial Instruments

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense, excluding special items, for 2002, 2001 and 2000 represented approximately 22.0 percent, 22.9 percent and 25.9 percent of our operating expenses, respectively.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fixed-price fuel contracts and fuel cap contracts. Fixed-price fuel contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Fuel cap contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, limiting our exposure to upside market risk. Our fixed-price fuel contracts and fuel cap contracts are not required to be accounted for as derivative financial instruments, in accordance with SFAS 133. As of December 31, 2002, utilizing fixed-price fuel contracts and fuel cap contracts we agreed to purchase approximately 41 percent of our anticipated fuel needs through December 2003 at a price no higher than $0.74 per gallon of aviation fuel, including delivery to our operations hub in Atlanta and other locations. During the first quarter of 2003, we entered into additional fuel cap contracts. These new contracts increased our total future fuel purchase commitments to approximately 48 percent of our estimated fuel needs during

2003 at a price no higher than $0.77 per gallon of aviation fuel.

During 2001, we used swap agreements to hedge our fuel requirements. The fair value of our fuel-hedging agreements at December 31, 2001, representing the amount we would pay upon termination of the agreements, totaled $8.7 million. The current portion of these contracts, $7.9 million, was recorded in "Accrued and other liabilities" while the long-term portion, $0.8 million, was recorded in "Other liabilities" in our Consolidated Balance Sheets. We have accounted for our derivative instruments used to hedge fuel costs as cash flow hedges in accordance with SFAS 133. Therefore, all changes in fair value that are considered to be effective are recorded in "Accumulated other comprehensive loss" until the underlying aircraft fuel is consumed. During 2002 and 2001, we recognized losses of $6.0 million and $2.5 million, respectively, representing the effective portion of our hedging activities. These losses are included in "Aircraft fuel" in the Consolidated Statements of Operations. We recognized gains of approximately $5.9 million and $2.2 million during 2002 and 2001, respectively, representing the ineffectiveness of our hedging relationships. This gain is recorded in "SFAS 133 adjustment" in our Consolidated Statements of Operations.

Prior to the adoption of SFAS 133, these instruments were not recorded on the balance sheet. Because the fixed-price swap agreements and collar structures were considered highly effective in offsetting changes in jet fuel prices, periodic settlements under the agreements were recognized as a component of fuel expense when the underlying fuel being hedged was used. During 2000, we recognized gains of $5.1 million as a result of hedging activities. These amounts are included in "Aircraft fuel" in our Consolidated Statements of Operations.

On November 28, 2001, the credit rating of the counterparty to all of our fuel-related hedges was downgraded and the counterparty declared bankruptcy on December 2, 2001. Due to the deterioration of the counterparty's creditworthiness, we no longer considered the financial contracts with the counterparty to be highly effective in offsetting our risk related to changing fuel prices because of the consideration of the possibility that the counterparty would default by failing to make contractually required payments as scheduled in the derivative instrument. As a result, on November 28, 2001, hedge accounting treatment was discontinued prospectively for our derivative contracts with this counterparty in accordance with SFAS 133. Gains and losses previously deferred in "Accumulated other comprehensive loss" continue to be reclassified to earnings as the hedged item affects earnings. Beginning on November 28, 2001, changes in fair value of the derivative instruments were marked to market through earnings. This resulted in a charge/(credit) of ($5.8) million and $0.2 million during 2002 and 2001, respectively, which is included in the amount presented as "SFAS 133 adjustment" in our Consolidated Statements of Operations.

In March 2002, we terminated all our derivative agreements with the counterparty. The fair market value of the derivative liability on the termination date was approximately $0.5 million. Since this was an early termination of our derivative contracts, losses of $6.8 million at December 31, 2001, deferred in other comprehensive loss will be reclassified to earnings as the related fuel is used through September 2004. During 2002, we recognized approximately $6.0 million of the losses deferred in other comprehensive loss. Approximately $0.5 million in net unrealized losses are expected to be realized in earnings during 2003. Upon the adoption of SFAS 133 on January 1, 2001, we recorded unrealized fuel hedge gains of $1.3 million, of which $1.2 million was realized in earnings during 2001.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with various high credit-quality financial institutions or in short-duration, high-quality debt securities. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. Concentration of credit risk with respect to accounts receivable is limited, due to the large number of customers comprising our customer base. The estimated fair value of other financial instruments, excluding debt described below, approximate their carrying amount.

The fair values of our long-term debt are based on quoted market prices, if available, or are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts and estimated fair values of our long-term debt were $193.7 million and $193.8 million, respectively, at December 31, 2002, and $250.2 million and $240.5 million, respectively, at December 31, 2001.

6.  Accrued and Other Liabilities

The components of our accrued and other liabilities were (in thousands):
	As of December 31,
	2002	2001
Accrued maintenance	$11,293	$18,562
Rotable inventory payable	--	19,658
Accrued interest	5,371	7,279
Accrued salaries, wages and benefits	18,988	14,327
Deferred gains from sale/leaseback of aircraft	73,664	44,077
Derivative liability	--	8,676
Accrued insurance	4,607	984
Unremitted fees collected from passengers	4,568	1,896
Accrued federal excise taxes	6,493	20,893
Accrued lease termination costs	5,068	6,663
Other	19,173	5,992
	149,225	149,007
Less noncurrent derivative liability	--	(832)
Less noncurrent deferred gains from sale/leaseback of aircraft	(69,556)	(40,409)
Other liabilities	(69,556)	(41,241)
Accrued and other liabilities	$79,669	$107,766
	=======	=======

7.  Indebtedness

The components of our long-term debt, including capital lease obligations were (in thousands):
	As of December 31,
	2002	2001
Aircraft notes payable through 2017, 10.72% weighted- average interest rate	$123,737	$130,186
Senior notes due April 2008, 11.27% interest rate	76,538	129,046
Capital lease obligations	1,783	1,594
	202,058	260,826
Less unamortized debt discount	(8,360)	(10,599)
	193,698	250,227
Less current maturities	(10,460)	(13,439)
	$183,238	$236,788
	=======	=======

Maturities of our long-term debt and capital lease obligations for the next five years and thereafter, in aggregate, are (in thousands): 2003 - $10,460; 2004 - $11,532; 2005 - $15,708; 2006 - $16,381; 2007 - $17,709; thereafter - $130,268.

We completed a private placement of $178.9 million enhanced equipment trust certificates (EETCs) on November 3, 1999. The EETC proceeds were used to replace loans for the purchase of the first 10 B717 aircraft delivered, and all 10 aircraft were pledged as collateral for the EETCs. In March 2000, we sold and leased back two of the B717s in a leveraged lease transaction reducing the outstanding principal amount of the EETCs by $35.9 million. Principal and interest payments on the EETCs are due semiannually through April 2017.

We, along with Holdings, entered into an amended and restated financing commitment with Boeing Capital Services Corporation (Boeing Capital) on March 22, 2001, and a series of definitive agreements on April 12, 2001, in order to refinance Holdings' 10 1/4% ($150.0 million) senior notes and our 10 1/2% ($80.0 million) senior secured notes due April 2001 (collectively, the Existing Notes), and to provide additional liquidity. The cash flow generated from the Boeing Capital transactions, together with internally generated funds, was used to retire the Existing Notes at maturity. The components of the refinancing are as follows (in thousands):
11.27% Senior secured notes of AirTran Airways, Inc. due 2008	$166,400
13.00% Subordinated notes of AirTran Holdings, Inc. due 2009	17,500
7.75% Convertible notes of AirTran Holdings, Inc. due 2009	17,500
$201,400
========

Under the new senior secured notes, principal payments of approximately $3.3 million plus interest are due and payable semiannually. In addition, there are certain mandatory prepayment events, including for 2002, a $3.0 million prepayment upon the consummation of each of 13 sale/leaseback transactions and a $1.0 million prepayment upon the consummation of each of 7 sale/leaseback transactions for B717 aircraft. During 2002, twenty prepayments occurred. During 2001, there were prepayment requirements of $3.1 million upon the consummation of each of 11 sale/leaseback transactions for B717 aircraft. During the year ended December 31, 2001, eleven prepayments occurred. The new senior secured notes are secured by substantially all of the assets of Airways not previously encumbered, and are noncallable for four years. In the fifth year, the senior secured notes may be prepaid at a premium of 4 percent and in the sixth year at a premium of 2 percent. Contemporaneously with the issuance of the new senior secured notes, we issued detachable warrants to Boeing Capital for the purchase of three million shares of our common stock at $4.51 per share. The warrants had an estimated value of $12.3 million when issued and expire five years after issuance. This amount is being amortized to interest expense over the life of the new senior secured notes. See Note 15.

Under Holdings' subordinated notes, interest is due and payable semiannually in arrears, and no principal payments are due prior to maturity in 2009, except for mandatory prepayments equal to 25 percent of Airways' net income (which, subject to applicable law, Airways is required to dividend to Holdings in cash on a quarterly basis for payment to the lender). During 2002 and 2001, Holdings paid $1.5 million and $3.3 million, respectively, in principal on the subordinated notes in accordance with the requirements to pay 25 percent of Airways' net income from profitable quarters. See Note 15.

Holdings' convertible notes bear a higher rate of interest, specifically 12.27 percent if their average common stock price during a calendar month is below $6.42. This contingent interest feature is considered an embedded derivative under SFAS 133 and had no significant value at December 31, 2002 and 2001. Quarterly valuations will continue to be made and recorded by Holdings, if necessary, to reflect the derivative's fair value. Interest is payable semiannually in arrears. The notes are convertible at any time into approximately 3.2 million shares of Holdings' common stock. This conversion rate represents a beneficial conversion feature valued at $5.6 million. Holdings will amortize this amount to interest expense over the life of the convertible notes, or sooner upon conversion. Holdings can require Boeing Capital's conversion of the notes under certain circumstances. See Note 15.

During the third quarter of 2001, Boeing Capital exercised approximately two-thirds of their conversion rights resulting in a decrease of $12 million of principal on Holdings' 7.75% Convertible Notes. In connection with the conversion, Holdings issued approximately 2.2 million shares of their common stock to Boeing Capital. In accordance with generally accepted accounting principles, Holdings expensed $3.8 million of the debt discount and $0.5 million of debt issuance costs. These amounts are shown on the Consolidated Statements of Operations as "Other (Income) Expense - Parent company convertible debt discount amortization". See Note 15.

Holdings' subordinated notes and convertible notes are secured by: (i) a pledge of all of our rights under the B717 aircraft purchase agreement with the McDonnell Douglas Corporation (an affiliate of Boeing Capital), and (ii) a subordinated lien on the collateral securing the new senior secured notes.

The notes contain certain covenants, including limitations on additional indebtedness, restrictions on transactions with subsidiaries and limitations on asset disposals. We are in compliance with these requirements.

During 2002 and 2000, we entered into capital lease agreements for various capital assets (see Note 8).

Substantially all of our assets serve as collateral on the aforementioned debt agreements.

During 2002, we entered into a $15 million credit agreement with a term of one year. The agreement allows us to obtain letters of credit and enter into hedge agreements with the bank. The agreement contains certain covenant requirements including liquidity tests. The company is in compliance with these covenants. At December 31, 2002, we had $7.8 million in letters of credit drawn against the credit agreement.

8.  Leases

Total rental expense charged to operations for aircraft, facilities and office space for the years ended December 31, 2002, 2001 and 2000 was approximately $96.6 million, $56.7 million and $30.9 million, respectively.

We lease six DC-9s, one B737 and 42 B717s under operating leases with terms that expire through 2021. We have the option to renew the DC-9 leases for one or more periods of not less than six months. We have the option to renew the B717 leases for periods ranging from one to four years. The B717 leases have purchase options at or near the end of the lease term at fair market value, and two have purchase options based on a stated percentage of the lessor's defined cost of the aircraft at the end of the 13th year of the lease term. The B717 leases are the result of sale/leaseback transactions. Deferred gains from these transactions are being amortized over the terms of the leases. At December 31, 2002 and 2001, unamortized deferred gains were $73.7 million and $44.1 million, respectively. See Note 6. We also lease facilities from local airport authorities or other carriers, as well as office space under operating leases with terms ranging from one month to 12 years. In addition, we lease ground equipment and certain rotables under capital leases.

The amounts applicable to capital leases included in property and equipment were (in thousands):
	As of December 31,
	2002	2001
Flight equipment	$3,330	$2,627
Less: Accumulated depreciation	(576)	(285)
	$2,754	$2,342
	=====	=====

The following schedule outlines the future minimum lease payments at December 31, 2002, under noncancelable operating leases and capital leases with initial terms in excess of one year (in thousands):

	Capital Leases	Operating Leases
2003	$760	$133,187
2004	709	128,210
2005	244	126,153
2006	174	123,912
2007	160	121,336
Thereafter	--	1,160,381
Total minimum lease payments	2,047	$1,793,179
Less: amount representing interest	(264)	========
Present value of future payments	1,783
Less: current obligations	(627)
Long-term obligations	$1,156
	======

Capital lease obligations are included in long-term debt in our Consolidated Balance Sheets. Amortization of assets recorded under capital leases is included as "Depreciation" in the Consolidated Statements of Operations.

9.  Comprehensive Income (Loss)

Comprehensive income (loss) encompasses net income (loss) and "other comprehensive income (loss)," which includes all other nonowner transactions and events that change stockholders' equity. Other comprehensive income (loss) is composed of changes in the fair value of our derivative financial instruments that qualified for hedge accounting. Comprehensive income (loss) totaled $16.7 million and $(9.6) million for 2002 and 2001, respectively. The difference between net income (loss) and comprehensive income (loss) for 2002 and 2001 are as follows (in thousands):
	2002	2001
Net income (loss)	$10,616	$(2,757)
Unrealized income (loss) on derivative instruments	6,037	(6,846)
Comprehensive income (loss)	$16,653	$(9,603)
	======	======

Because our net deferred tax assets are offset in full by a valuation allowance, there is no tax effect of the unrealized income or loss.

An analysis of the amounts included in "Accumulated other comprehensive loss", is shown below (in thousands):
Balance at December 31, 2000	$--
January 1, 2001 transition adjustment	1,273
2001 changes in fair value	(10,097)
Reclassification to earnings	1,978
Balance at December 31, 2001	(6,846)
Reclassification to earnings	6,037
Balance at December 31, 2002	$(809)
======

10.  Stock Option Plans

The Company participates in Holdings' 1993 Incentive Stock Option Plan that provides up to 4.8 million options to be granted to officers, directors and key employees to purchase shares of common stock at prices not less than the fair value of the shares on the dates of grant. With respect to individuals owning more than 10 percent of the voting power of all classes of our common stock, the exercise price per share shall not be less than 110 percent of the fair value of the shares on the date of grant. Additionally, we participate in Holdings' 2002 Long-term Incentive Plan, 1996 Stock Option Plan, and the 1994 Stock Option Plan provide up to 5 million, 5 million, and 4 million incentive stock options or nonqualified options, respectively, to be granted to our officers, directors, key employees and consultants.

In connection with the acquisition of Airways Corporation in 1997, Holdings assumed the Airways Corporation 1995 Stock Option Plan (Airways Plan) and the Airways Corporation 1995 Director Stock Option Plan (Airways DSOP). Under the Airways Plan, up to 1.2 million incentive stock options or nonqualified options may be granted to our officers, directors, key employees or consultants. Under the Airways DSOP, up to 150,000 nonqualified options may be granted to directors.

On August 6, 2001, we reached an agreement with the National Pilots Association under which our pilots were granted 900,000 options as of that date. The agreement also provided for additional options to be issued in 2002 through 2004 based on certain criteria. All options vest over three years.

Vesting and term of all options is determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of grant.

Pro forma information regarding net income (loss) is required by SFAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001, and 2000, respectively: risk-free interest rates of 4.20 percent, 4.31 percent, and 6.2 percent; no dividend yields; volatility factors of the expected market price of Holdings' common stock of 0.596, 0.666, and 0.596; and a weighted-average expected life of the options of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Our pro forma information is as follows (in thousands):
	2002	2001	2000
Pro forma net income (loss)	$5,613	$(6,136)	$45,059

The pro forma net income (loss) information presented above reflects stock options granted during 1995 and in later years, in accordance with SFAS 123. Accordingly, the full effect of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income (loss) amounts above, because compensation expense is recognized over the stock option's vesting period and compensation expense for stock options granted prior to January 1, 1995, is not considered.

11.  Income Taxes

The components of our provision for income taxes are as follows (in thousands):

	2002	2001	2000
Current provision (benefit):
Federal	$(786)	$858	$--
State	--	130	--
Total current provision (benefit)	(786)	988	--
Deferred provision:
Federal	--	1,896	--
State	--	356	--
Total deferred provision	--	2,252	--
Provision (Benefit) for income taxes	$(786)	$3,240	$--
	=====	=====	=====

A reconciliation of taxes computed at the statutory federal tax rate on income (loss) before income taxes to the provision for income taxes is as follows (in thousands):
	2002	2001	2000
Tax computed at federal statutory rate	$3,761	$399	$16,603
State income tax, net of federal tax benefit	329	303	1,469
Goodwill	--	481	483
Debt discount amortization	10	1,083	--
Benefit of preacquisition net operating loss carryforwards	--	2,252	--
Other	65	125	54
Valuation reserve, including the effect of changes to prior year deferred tax assets	(4,951)	(1,403)	(18,609)
	$(786)	$3,240	$--
	=====	=====	======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	As of December 31,
	2002	2001
Deferred tax liabilities:
Depreciation	$25,663	$9,010
Rent expense	5,944	2,841
Gross deferred tax liabilities	31,607	11,851

Deferred tax assets:
Deferred gains from sale and leaseback of aircraft	27,992	16,749
Accrued liabilities	6,264	4,905
Federal operating loss carryforwards	40,436	36,043
State operating loss carryforwards	4,406	4,095
AMT credit carryforwards	3,292	4,078
Other	5,265	4,821
Gross deferred tax assets	87,655	70,691
Valuation allowance	(56,048)	(58,840)
Net deferred tax assets	31,607	11,851
Total net deferred taxes	$--	$--
	======	=======

The Job Creation and Worker Assistance Act of 2002 passed by Congress in March 2002 resulted in a retroactive suspension of the alternative minimum tax (AMT) net operating loss (NOL) 90 percent limitation. This legislation resulted in a tax benefit of $0.8 million in 2002. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effect of changes in tax laws or rates is included in income in the period that includes the enactment date, resulting in recognition of the change in the first quarter of 2002.

For financial reporting purposes, a valuation allowance has been recognized at December 31, 2002 and 2001, to reduce the net deferred income tax assets to zero. We have not recognized any benefit from the future use of NOL carryforwards because management's evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards, indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently. Although we produced operating profits in 2002 and 2001, we do not believe this and other positive evidence, including projections of future profitable operations, offset the effect of our recent cumulative losses.

At December 31, 2002, we had NOL carryforwards for income tax purposes of approximately $116 million that begin to expire in 2012. In addition, our AMT credit carryforwards for income tax purposes were $3.3 million.

Prior to the Airways Corporation merger, Airways Corporation generated NOL carryforwards of $23.1 million. The use of preacquisition NOL carryforwards is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to expiration. For financial reporting purposes, a valuation allowance of $8.1 million was recognized to offset the deferred tax assets related to those carryforwards. When realized, the tax benefit for those items will be applied to reduce goodwill related to the acquisition of Airways Corporation. During 2001, we utilized $5.9 million of Airways Corporation's NOL carryforwards, and reduced goodwill by the $2.3 million tax benefit of such utilization.

12.  Impairment Loss /Lease Termination

In response to the expected slowdown in air travel as a result of the September 11 Events, we announced on September 17, 2001 an updated capacity plan whereby we reduced our scheduled operations to approximately 80 percent of our pre-September 11th schedule. With other airlines similarly reducing flights and grounding older aircraft types resulting in an overall reduction in values in the previously-owned aircraft market, we decided to review our DC-9 fleet for impairment. During the second quarter of 2001, we announced our intention to retire our fleet of four B737 aircraft in the third quarter of 2001 in order to simplify our fleet and reduce costs. The B737s are being replaced with B717 aircraft. We have subsequently sold and delivered all three of the owned B737 aircraft.

In connection with the 2001 reduction in value of the DC-9s and B737s, we performed evaluations to determine, in accordance with SFAS 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets. As a result of the evaluations, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amounts, and therefore these aircraft are impaired as defined by SFAS 121. Consequently, the original cost bases of these assets were reduced to reflect the fair market value at the date the decisions were made, resulting in a $28 million impairment loss on the DC-9s and a $10.8 million impairment loss on the B737s in 2001. We used appraisals and considered recent transactions and market trends involving similar aircraft in determining the fair market values.

In addition, spare parts, materials and supplies were written down to the lower of cost or market. Such charges totaled $3.4 million in 2001.

We are currently in negotiations with the lessor regarding the disposition of one leased B737. The termination of the lease includes estimated costs related to buying out the lease and to bring the aircraft into compliance with the return provisions of the lease agreement. The lease termination charge was $7.3 million. The remaining balance of accruals for the lease termination at December 31, 2002 and 2001 were $5.1 million and $6.7 million, respectively.

13.  Employee Benefit Plans

Effective January 1, 1998, Holdings consolidated the 401(k) plans (the Plan) in which we participate. All employees, except pilots, are eligible to participate in the consolidated Plan, a defined contribution benefit plan that qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 15 percent of their base salary to the Plan. Contributions to the Plan by Airways are discretionary. The amount of our contributions to the Plan expensed in 2002, 2001, and 2000 were approximately $0.2 million, $0.3 million and $0.5 million, respectively.

Effective in the third quarter of 2000, we agreed to fund, on behalf of our mechanics and inspectors, a monthly fixed contribution per eligible employee to their union's pension plan. In May of 2001, a similar agreement was made on behalf of our maintenance training instructors. During 2002 and 2001, we expensed approximately $0.3 million and $0.2 million, respectively, related to these agreements. Beginning in January 2002, additional agreements with our stores clerks and ground service equipment employees take effect that call for a monthly fixed amount per eligible employee to be made to the union's pension plan. During 2002, the contribution to this plan was less than $0.1 million. At the time these agreements take effect, the eligible employee may continue making contributions to the Plan, but there will be no company match.

Effective August 1, 2001, the AirTran Airways Pilot Savings and Investment Plan (Pilot Savings Plan) was established. This plan is designed to qualify under Section 401(k) of the Internal Revenue Code. Funds previously invested in the Plan, representing contributions made by and for pilots, were moved to the Pilot Savings Plan during 2001. Eligible employees may contribute up to the IRS maximum allowed. We will not match pilot contributions to this Pilot Savings Plan. Effective on August 1, 2001, we also established the Pilot-Only Defined Contribution Pension Plan (DC Plan) which qualifies under Section 403(b) of the Internal Revenue Code. Company contributions were 6 percent of eligible gross wages during 2001, increasing to 7 percent, 8 percent and 10.5 percent during 2002, 2003 and 2004, respectively. We expensed $3.3 million and $1.8 million in contributions to the DC Plan during 2002 and 2001, respectively.

Under Holdings' 1995 Employee Stock Purchase Plan, employees who complete 12 months of service are eligible to make periodic purchases of Holdings' common stock at up to a 15 percent discount from the market value on the offering date. The Board of Directors determines the discount rate, which was increased to 10 percent from 5 percent effective November 1, 2001. We are authorized to issue up to 4 million shares of Holdings' common stock under this plan. During 2002, 2001, and 2000, the employees purchased a total of 196,424, 31,396 and 61,626 shares of Holdings' stock, respectively, at an average price of $4.44, 6.93 and $4.30 per share, respectively.

14.  Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2002 and 2001 is as follows (in thousands):
	Quarter
	First	Second	Third	Fourth
Fiscal 2002
Operating revenues	$ 159,304	$ 190,645	$ 183,151	$ 200,270
Operating income (loss)	(2,932)	12,154	7,620	14,361
Net income (loss)	(3,034)	5,061	1,095	7,494

	Quarter
	First	Second	Third	Fourth
Fiscal 2001
Operating revenues	$ 173,743	$ 205,763	$ 150,677	$ 134,981
Operating income (loss)	17,932	22,485	1,766	(6,474)
income (loss) before cumulative effect of change in accounting principle	9,457	13,195	(10,594)	(14,158)
Net income (loss)	8,800	13,195	(10,594)	(14,158)

The results of the first quarter of 2002 included a credit of $5.6 million resulting from a favorable change in fair value of the Company's fuel-related derivative instruments.

During the fourth quarter of 2002 and 2001, year-end adjustments resulted in increasing income or increasing loss before income taxes by approximately $1.5 million and $1.5 million, respectively, the majority of which relates to revisions of revenue and expenses recorded earlier in the respective year.

During the year, we provide for income taxes using anticipated effective annual tax rates. The rates are based on expected operating results and permanent differences between book and tax income. Adjustments are made each quarter for changes in the anticipated rates used in previous quarters. If the actual annual effective rates had been used in each of the quarters of 2002 and 2001, net income (loss) for the first through fourth quarters of 2002 would have been $(3.2) million, $5.3 million, $1.2 million, and $7.5 million, respectively, and net income (loss) for the first through fourth quarters of 2001 would have been $8.7 million, $11.2 million, $(9.9) million, and $(12.8) million, respectively.

15.  Related Party Transactions

In April 2001, Airways paid off Holdings' $150.0 million 10.25% Senior Notes issued in 1996 which Holdings and its wholly-owned subsidiary had fully and unconditionally guaranteed on a joint and several basis. The net proceeds of Holdings' issuance had been loaned to Airways and had been included in Due to AirTran Holdings, Inc. During the period that the Senior Notes were outstanding, Airways funded the $15.4 million of annual interest due on these notes.

In April 2001, Holdings issued subordinated and convertible notes to Boeing Capital as described in Note 7. The proceeds of $35 million were loaned to Airways and are included in Due to AirTran Holdings, Inc. Holdings' subordinated notes and convertible notes are secured by: (i) a pledge of all of our rights under the B717 aircraft purchase agreement with the McDonnell Douglas Corporation (an affiliate of Boeing Capital); and (ii) a subordinated lien on the collateral securing the new senior secured notes.

Although there is no formal agreement between Airways and Holdings, we fund the payments of the semi-annual interest payments on the subordinated and convertible notes and we expect to repay the principal amount of Holdings' subordinated and convertible notes at maturity in 2009. The subordinated note requires mandatory prepayments equal to 25 percent of Airways' net income (which, subject to applicable law, Airways dividends to Holdings in cash on a quarterly basis for payment to the lender). During 2002 and 2001, Airways paid a dividend to Holdings of $5.1 million and $6.6 million, respectively. During 2001, Airways also paid $1.6 million in debt issuance costs related to the Holdings' subordinated and convertible notes. See Note 7.

Contemporaneously with the issuance of our 11.27% Senior secured notes, we issued detachable warrants to Boeing Capital for the purchase of three million shares of Holdings' common stock at $4.51 per share. The warrants had an estimated value of $12.3 million when issued and expire five years after issuance. The value of these warrants is included in Due to AirTran Holdings, Inc. See Note 7.

Holdings charged us $2.9 million, $7.3 million and $16.2 million in interest expense in 2002, 2001 and 2000, respectively. Included in the interest expense was $0.4 million, $0.5 million and $0.8 million in 2002, 2001 and 2000, respectively, relating to amortization of the debt issuance costs of the notes. Additionally in 2002 and 2001, the interest expense included less than $0.1 million and approximately $0.1 million in debt discount amortization, respectively. Holdings also charged us $4.3 million in convertible debt discount amortization upon the conversion of two-thirds of the convertible notes. See Note 7.

Also included in the Due to AirTran Holdings, Inc. are amounts loaned to Airways by Holdings principally as a result of issuance of common stock by Holdings pursuant to stock option plans and for settlement of litigation.

16.  Supplemental Cash Flow Information
Supplemental cash flow information is summarized as follows for the years ended December 31, (in thousands):

	2002	2001	2000
Supplemental disclosure of cash flow activities:
Cash paid for interest, net of amounts capitalized	$23,679	$34,746	$35,607
Cash paid (received) for income taxes, net of amounts refunded	(1,328)	1,506	1,141
Noncash financing and investing activities:
Purchase and sale/leaseback of aircraft	455,654	305,271	62,608
Gain on sale/leaseback of aircraft and payment of debt	46,000	34,100	--
Repayment of debt and sale/leaseback of aircraft	--	63,144	--
Conversion of debt to equity	--	12,000	--
Acquisition of equipment for debt	--	--	63,144
Acquisition of equipment for capital leases	703	--	2,627
Acquisition of rotable inventory	--	19,658	--

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the data under the heading "ELECTION OF DIRECTORS" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 14, 2003, which Proxy Statement is to be filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the data under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 14, 2003, which Proxy Statement is to be filed with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The information required by this Item is incorporated herein by reference to the data under the heading "STOCK OWNERSHIP" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 14, 2003, which Proxy Statement is to be filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures within 90 days prior to the date of the filing of this report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART IV

(a)(3) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.
Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (As amended on March 27, 2000) (13)
4.1	See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2
10.1	Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (2)(3)
10.2	1993 Incentive Stock Option Plan (2)(3)
10.3	1994 Stock Option Plan (2)(3)
10.4	1995 Employee Stock Purchase Plan (4)
10.5

Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995. The Commission has granted confidential treatment with respect to certain portions of this Agreement (5)

10.6	Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (5)
10.7	1996 Stock Option Plan (3)(6)
10.8	Consulting Agreement dated November 17, 1997, between the Company and Robert L. Priddy (3) (7)
10.9	Consulting Agreement dated November 17, 1997, between the Company and Lewis H. Jordan (3) (7)
10.10	Airways Corporation 1995 Stock Option Plan (3)(8)
10.11	Airways Corporation 1995 Directors Stock Option Plan (3)(8)
10.12	Lease of headquarters in Orlando, Florida, dated November 14, 1995 (9)
10.13	Orlando International Lease and Use Agreement (10)
10.14	Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (11)
10.15	Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (11)
10.16	Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and the Company dated January 25, 1996 (11)
10.17

Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association (12)

10.18	Note Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (15)
10.19	Warrant Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Wilmington Trust Company (14)
10.20	Purchase Agreement, dated April 12, 2001, among AirTran Holdings, Inc., AirTran Airways, Inc. and Boeing Capital Loan Corporation (15)
10.21	Indenture, dated as of April 12, 2001, between AirTran Airways, Inc. and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of note (15)
10.22	Employment Agreement dated as of September 6, 2001, between the Company and Joseph B. Leonard (3)(16)
13	Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2002 (to be deemed filed only to the extent required by the Instructions to Exhibits for Reports on Form 10-K)
21.1	Subsidiaries of AirTran Holdings, Inc.
21.2	Subsidiaries of AirTran Airways, Inc.
23	Consent of Independent Certified Public Accountants
99.1	CEO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2)	Incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.
(3)	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File No. 0-24164, filed with the Commission on August 11, 1995.
(5)

Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-24164, filed with the Commission on March 29, 1996 and amendment thereto.

(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-24164, filed with the Commission on March 31, 1997.
(7)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-26914, filed with the Commission on March 27, 1998.
(8)	Incorporated by reference to Airways Corporation's Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.
(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.
(12)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-26914, filed with the Commission on March 30, 2000.
(13)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.
(14)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on June 18, 2001.
(15)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(16)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 28, 2002.

(b)	AirTran Holdings, Inc. (the Company) has filed the following Current Reports on Form 8-K:

Date of Report Subject of Report
October 23, 2002 Press release announcing financial results for the third quarter of 2002.

December 11, 2002 Required disclosure pursuant to Regulation FD.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTRAN HOLDINGS, INC. (Registrant) By:/s/ Joseph B. Leonard Joseph B. Leonard Chairman and Chief Executive Officer Date: March 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph B. Leonard
Joseph B. Leonard
Chairman of the Board and
Chief Executive Officer

/s/ Robert L. Fornaro
Robert L. Fornaro
President and Chief Operating Officer

/s/ Stanley J. Gadek
Stanley J. Gadek
Senior Vice President, Finance,
Treasurer and Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/ J. Veronica Biggins
J. Veronica Biggins
Director

/s/ Don L. Chapman
Don L. Chapman
Director

/s/ Jere A. Drummond
Jere A. Drummond
Director

/s/ Lewis H. Jordan
Lewis H. Jordan
Director

/s/ Robert L. Priddy
Robert L. Priddy
Director

/s/ William J. Usery
William J. Usery
Director

March 26, 2003 March 26, 2003 March 26, 2003 March 26, 2003 March 26, 2003 March 26, 2003 March 26, 2003 March 26, 2003 March 26, 2003

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTRAN AIRWAYS, INC. (Registrant) By:/s/ Joseph B. Leonard Joseph B. Leonard Chairman and Chief Executive Officer Date: March 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph B. Leonard
Joseph B. Leonard
Chairman of the Board and
Chief Executive Officer

/s/ Robert L. Fornaro
Robert L. Fornaro
President and Chief Operating Officer

/s/ Lewis H. Jordan
Lewis H. Jordan
Director

March 26, 2003 March 26, 2003 March 26, 2003

CERTIFICATIONS

I, Joseph B. Leonard, certify that:

1. I have reviewed the annual reports on Form 10-K of AirTran Holdings, Inc. and AirTran Airways, Inc.;

2. Based on my knowledge, the annual reports does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual reports;

3. Based on my knowledge, the financial statements, and other financial information included in the annual reports, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual reports;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual reports are being prepared;

b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual reports (the "Evaluation Date"); and

c) presented in the annual reports our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6.The registrants' other certifying officer and I have indicated in the annual reports whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ Joseph B. Leonard Joseph B. Leonard Chairman of the Board and Chief Executive Officer

I, Stanley J. Gadek, certify that:

1. I have reviewed the annual reports on Form 10-K of AirTran Holdings, Inc. and AirTran Airways, Inc.;

2. Based on my knowledge, the annual reports does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual reports;

3. Based on my knowledge, the financial statements, and other financial information included in the annual reports, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual reports;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual reports are being prepared;

b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual reports (the "Evaluation Date"); and

c) presented in the annual reports our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6.The registrants' other certifying officer and I have indicated in the annual reports whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ Stanley J. Gadek Stanley J. Gadek Senior Vice President, Finance, Treasurer and Chief Financial Officer

AirTran Holdings, Inc.
Schedule II (a) - Valuation and Qualifying Accounts
(In thousands)
	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES		CHARGED TO OTHER ACCOUNTS - DESCRIBE	DEDUCTIONS - DESCRIBE		BALANCE AT END OF PERIOD

Year ended December 31, 2002
Allowance for Doubtful Accounts	$667	$1,009		$--	$251	(1)	$1,425
Allowance for Obsolescence	565	589		--	(58)	(2)	1,212
Valuation Allowance for Deferred Taxes	58,840	(2,792)		--	--		56,048
Total	60,072	(1,194)		--	193		58,685
	=======	=======		=======	=======		=======

Year ended December 31, 2001
Allowance for Doubtful Accounts	1,231	2,697		--	3,261	(1)	667
Allowance for Obsolescence	6,171	4,026		--	9,632	(2)	565
Valuation Allowance for Deferred Taxes	60,227	(1,387)		--	--		58,840
Total	67,629	5,336		--	12,893		60,072
	=======	=======		=======	=======		=======

Year ended December 31, 2000
Allowance for Doubtful Accounts	927	4,626		--	4,322	(1)	1,231
Allowance for Obsolescence	2,260	3,962		--	51	(2)	6,171
Valuation Allowance for Deferred Taxes	75,910	(15,683)		--	--		60,227
Total	$79,097	$(7,095	) $	--	$4,373		$67,629
	=======	=======		=======	=======		=======

(1) Uncollectible amounts charged to allowance for doubtful accounts.
(2) Obsolete items charged to allowance for obsolescence.

AirTran Airways, Inc.
Schedule II (b) - Valuation and Qualifying Accounts
(In thousands)
	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES		CHARGED TO OTHER ACCOUNTS - DESCRIBE	DEDUCTIONS - DESCRIBE		BALANCE AT END OF PERIOD
Year ended December 31, 2002
Allowance for Doubtful Accounts	$667	$1,009		$--	$251	(1)	$1,425
Allowance for Obsolescence	565	589		--	(58)	(2)	1,212
Valuation Allowance for Deferred Taxes	58,840	(2,792)		--	--		56,048
Total	60,072	(1,194)		--	193		58,685
	=======	=======		=======	=======		=======

Year ended December 31, 2001
Allowance for Doubtful Accounts	1,231	2,697		--	3,261	(1)	667
Allowance for Obsolescence	6,171	4,026		--	9,632	(2)	565
Valuation Allowance for Deferred Taxes	60,227	(1,387)		--	--		58,840
Total	67,629	5,336		--	12,893		60,072
	=======	=======		=======	=======		=======

Year ended December 31, 2000
Allowance for Doubtful Accounts	927	4,626		--	4,322	(1)	1,231
Allowance for Obsolescence	2,260	3,962		--	51	(2)	6,171
Valuation Allowance for Deferred Taxes	75,910	(15,683)		--	--		60,227
Total	$79,097	$(7,095	) $	--	$4,373		$67,629
	=======	=======		=======	=======		=======

(1) Uncollectible amounts charged to allowance for doubtful accounts.
(2) Obsolete items charged to allowance for obsolescence.

INDEX TO EXHIBITS
Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (As amended on March 27, 2000) (13)
4.1	See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2
10.1	Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (2)(3)
10.2	1993 Incentive Stock Option Plan (2)(3)
10.3	1994 Stock Option Plan (2)(3)
10.4	1995 Employee Stock Purchase Plan (4)
10.5

Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995. The Commission has granted confidential treatment with respect to certain portions of this Agreement (5)

10.6	Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (5)
10.7	1996 Stock Option Plan (3)(6)
10.8	Consulting Agreement dated November 17, 1997, between the Company and Robert L. Priddy (3) (7)
10.9	Consulting Agreement dated November 17, 1997, between the Company and Lewis H. Jordan (3) (7)
10.10	Airways Corporation 1995 Stock Option Plan (3)(8)
10.11	Airways Corporation 1995 Directors Stock Option Plan (3)(8)
10.12	Lease of headquarters in Orlando, Florida, dated November 14, 1995 (9)
10.13	Orlando International Lease and Use Agreement (10)
10.14	Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (11)
10.15	Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (11)
10.16	Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and the Company dated January 25, 1996 (11)
10.17

Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association (12)

10.18	Note Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (15)
10.19	Warrant Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Wilmington Trust Company (14)
10.20	Purchase Agreement, dated April 12, 2001, among AirTran Holdings, Inc., AirTran Airways, Inc. and Boeing Capital Loan Corporation (15)
10.21	Indenture, dated as of April 12, 2001, between AirTran Airways, Inc. and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of note (15)
10.22	Employment Agreement dated as of September 6, 2001, between the Company and Joseph B. Leonard (3)(16)
13	Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2002 (to be deemed filed only to the extent required by the Instructions to Exhibits for Reports on Form 10-K)
21.1	Subsidiaries of AirTran Holdings, Inc.
21.2	Subsidiaries of AirTran Airways, Inc.
23	Consent of Independent Certified Public Accountants
99.1	CEO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2)	Incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.
(3)	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File No. 0-24164, filed with the Commission on August 11, 1995.
(5)

Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-24164, filed with the Commission on March 29, 1996 and amendment thereto.

(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-24164, filed with the Commission on March 31, 1997.
(7)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-26914, filed with the Commission on March 27, 1998.
(8)	Incorporated by reference to Airways Corporation's Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.
(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.
(12)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-26914, filed with the Commission on March 30, 2000.
(13)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.
(14)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on June 18, 2001.
(15)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(16)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 28, 2002.