Form 10-Q/A
period 2003-06-30
AIRTRAN AIRWAYS INC; AIRTRAN HOLDINGS INC
filed 2003-09-19
CIK 1050715, 948846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☑                            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐                                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

AirTran Holdings, Inc.

(Exact name of registrant as specified in its charter)

State of Incorporation:     Nevada

9955 AirTran Boulevard, Orlando, Florida 32827

(Address of principal executive offices) (Zip Code)

(407) 251-5600

(Registrant’s telephone number, including area code)

Commission file number: 1-15991         I.R.S. Employer Identification No: 58-2189551

AirTran Airways, Inc.

(Exact name of registrant as specified in its charter)

State of Incorporation:     Delaware

9955 AirTran Boulevard, Orlando, Florida 32827

(Address of principal executive offices) (Zip Code)

(407) 251-5600

(Registrant’s telephone number, including area code)

Commission file number: 333-37487-09             I.R.S. Employer Identification No: 65-0440712

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   Ö             No

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes   Ö             No

As of July 31, 2003 there were approximately 73,423,000 shares of common stock of AirTran Holdings, Inc. and 1,100 shares of common stock of AirTran Airways, Inc. outstanding.

The registrant AirTran Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

EXPLANATORY NOTE

The purpose of this Amendment to the Company’s Form 10-Q for the period ended June 30, 2003 is to revise the presentation of certain operating statistics under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations to conform to the requirements of the Securities and Exchange Commission with regard to the use of non-GAAP financial measures. This Amendment continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date. The amendments in no way affect the Company’s current or past reported earnings or financial statements but simply modify or remove certain items from the presentation of non-GAAP financial measures. Item 2 is hereby amended and restated in its entirety.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section: (i) has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document, in addition to our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the U.S. Securities and Exchange Commission; and (ii) is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to: our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage and the results of litigation or investigations. Our forward-looking statements can be identified by the use of terminology such as “anticipates,” “expects,” “intends,” “believes,” “will” or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GENERAL INFORMATION

We operate in a highly competitive industry that is characterized in general by cyclical financial performance, sensitivity to general economic conditions and large capital investments. This operating environment has most recently been affected by high fuel prices, continuing tensions in the Middle East, significant escalations in the cost of aviation insurance and security services, as well as a weak domestic economy. In light of these conditions, we believe that we have performed well against our competitors both on a financial and operating performance basis. While many of our competitors continue to suffer substantial financial losses and have reduced their scheduled service, we have remained profitable, increased our Boeing 717 (B717) aircraft fleet, announced a commitment to add up to 100 Boeing 737 aircraft to our fleet over the next five years, obtained debt financing and inaugurated service to the West Coast, all while lowering our operating costs per available seat mile (CASM). Our on-going focus on controlling costs and providing efficient service at low fares allowed us to report our fifth consecutive profitable quarter.

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year, because the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable financial and operating results for the second and third quarters of the year than for the first and fourth quarters.

AIRCRAFT INSURANCE

Our financial performance is particularly sensitive to fluctuations in the cost of aircraft insurance. Following the terrorist events of September 11, 2001 (September 11 Events), aviation insurers provided notice to all air carriers that coverage for aircraft hull and liability war-risk insurance would be cancelled in seven days. Upon cancellation of our policies, we purchased new policies in the commercial insurance market at significantly higher rates and, in certain cases, at reduced levels of coverage compared to our previous policies. Pursuant to the Air Transportation Safety and System Stabilization Act (Stabilization Act), the federal government currently provides coverage for renewable 60-day periods for the gap between the coverage that is available in the commercial insurance market and what air carriers require for third party liabilities arising from war risks. In November 2002, Congress passed the Homeland Security Act, which mandated the federal government to provide third party passenger and hull war-risk insurance coverage to commercial carriers through August 31, 2003 and permits such coverage to be extended until December 31, 2003. The Emergency Wartime Supplemental Appropriations Act (Wartime Act) (see Note 8 to the Unaudited Condensed Consolidated Financial Statements) extends the government’s mandate to provide war-risk insurance until August 31, 2004 with an option to extend the coverage through December 31, 2004. There is no assurance that the federal government will continue to provide similar coverage beyond this date. The federal government’s failure to renew the insurance gap coverage beyond this date may substantially increase our insurance costs.

SECURITY SERVICES

Our financial and operational performance is particularly sensitive to the implementation and execution of federally mandated security services. Prior to the September 11 Events, air carriers were primarily responsible for conducting the security screening of their passengers and the aircraft they operated. The federal government became responsible for aviation security procedure design and enforcement following these events. To date we have complied with the numerous security directives the federal government has issued, and at times modified after issuance, without sacrificing the operational efficiency of our business. Any future directives could affect our future financial and operational performance.

On April 16, 2003, the Wartime Act was signed into law. Among other items, the legislation includes a $2.3 billion cash reimbursement to air carriers for security fees remitted to the U.S. Transportation Security Administration (TSA) since the September 11 Events. During the second quarter of 2003, we received $38.1 million as our proportional share of security fees paid, as defined (see Note 8 to the Unaudited Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

The following tables set forth selected financial and operating data for the three months and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,
	2003		2002		Percent Change
Revenue passengers	2,962,307		2,577,066		14.9
Revenue passenger miles (000s)	1,791,622		1,491,533		20.1
Available seat miles (000s)	2,447,794		2,093,000		17.0
EBITDA (000s)	$34,004		$16,358		—
Operating margin	13.1%		6.4%		6.7	pts.
Net Margin*	24.5%		2.7%		21.8	pts.
Block hours	66,775		60,380		10.6
Passenger load factor	73.2%		71.3%		1.9	pts.
Break-even load factor*	54.2%		69.2%		(15.0	)pts.
Average fare	$76.59		$72.05		6.3
Average yield per RPM	12.66	¢	12.45	¢	1.7
Passenger revenue per ASM	9.27	¢	8.87	¢	4.5
Operating cost per ASM	8.30	¢	8.53	¢	(2.7)
Average cost of aircraft fuel per gallon	91.16	¢	88.74	¢	2.7
Weighted-average number of aircraft	69		62		11.3

	Six Months Ended June 30,
	2003		2002		Percent Change
Revenue passengers	5,522,467		4,703,471		17.4
Revenue passenger miles (000s)	3,359,034		2,684,871		25.1
Available seat miles (000s)	4,759,756		3,892,189		22.3
EBITDA (000s)	$45,704		$17,837		—
Operating margin	8.8%		2.6%		6.2	pts.
Net Margin*	13.4%		0.6%		12.8	pts.
Block hours	131,704		113,240		16.3
Passenger load factor	70.6%		69.0%		1.6	pts.
Break-even load factor*	60.6%		68.7%		(8.1	)pts.
Average fare	$77.64		$72.58		7.0
Average yield per RPM	12.76	¢	12.71	¢	0.4
Passenger revenue per ASM	9.01	¢	8.77	¢	2.7
Operating cost per ASM	8.46	¢	8.75	¢	(3.3)
Average cost of aircraft fuel per gallon	99.25	¢	88.10	¢	12.7
Weighted-average number of aircraft	67		61		9.8

*Statistical calculations for 2003 include the Wartime Act payment received and convertible debt discount amortization of $38.1 million and $1.8 million, respectively

Pursuant to Regulation G, EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) is not a financial measure recognized under Accounting Principles Generally Accepted in the United States (GAAP). We believe that the non-GAAP measure, EBITDA, provides useful information regarding our ability to service our debt. EBITDA should not, however, be considered in isolation as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with GAAP. Following is a reconciliation of GAAP net income to EBITDA:

The following table reconciles GAAP operating income to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Reported GAAP operating income	$30,703	$12,154	$39,081	$9,222
Add back: depreciation	3,301	4,204	6,623	8,615

EBITDA	$34,004	$16,358	$45,704	$17,837

For the three months ended June 30, 2003 and 2002

Summary

We recorded operating income of $30.7 million, net income of $57.2 million and diluted earnings per common share of $0.74 for the three months ended June 30, 2003. Included in the second quarter 2003 results were a $38.1 million pre-tax cash reimbursement under the Wartime Act and a pre-tax non-cash charge of $1.8 million related to the conversion of the remaining portion of a convertible note from Boeing Capital Corporation (Boeing Capital). For the comparative period in 2002, we recorded operating income of $12.2 million, net income of $5.1 million and diluted earnings per common share of $0.07.

Operating Revenues

Our operating revenues for the quarter increased by $43.3 million (22.7 percent) primarily due to a $41.2 million (22.2 percent) increase in passenger revenues. The increase in passenger revenues is primarily due to a 20.1 percent increase in traffic, as measured by revenue passenger miles (RPMs) flown and a 1.7 percent increase in yield as measured by revenue passenger mile.

Second quarter 2003 capacity, as measured by available seat miles (ASMs), increased 17.0 percent compared to the second quarter of 2002. The capacity increase resulted from the net addition of 8 aircraft between June 2002 through June 2003, including the delivery of 26 B717 aircraft and the retirement of 18 DC-9 aircraft. When coupled with our RPM growth of 20.1 percent, our load factor increased 1.9 percentage points to 73.2 percent. Our average fare increased 6.3 percent from $72.05 to $76.59 while our average yield increased by 1.7 percent to 12.66 cents per revenue passenger mile. Unit revenue or passenger revenue per available seat mile (RASM) increased 4.5 percent.

Operating Expenses

Our operating expenses for the quarter increased by $24.7 million (13.8 percent) on ASM growth of 17.0 percent, resulting in a reduction on our CASM of 2.7 percent to 8.30 cents. Our operating expenses per ASM were as follows:

	Three Months Ended June 30,
	2003		2002		Percent Change
Salaries, wages and benefits	2.35	¢	2.43	¢	(3.3)
Aircraft fuel	1.68		1.87		(10.2)
Aircraft rent	1.22		0.78		56.4
Distribution	0.49		0.60		(18.3)
Maintenance, materials and repairs	0.64		0.72		(11.1)
Landing fees and other rents	0.54		0.51		5.9
Aircraft insurance and security services	0.15		0.32		(53.1)
Marketing and advertising	0.24		0.26		(7.7)
Depreciation	0.13		0.20		(35.0)
Other operating	0.86		0.84		2.4

Total CASM	8.30	¢	8.53	¢	(2.7)

Salaries, wages and benefits increased $6.7 million (13.1 percent) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 aircraft fleet and new destinations added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs. On an ASM basis, salaries, wages and benefits decreased by 3.3 percent.

Aircraft fuel increased $2.0 million (5.1 percent) due to an increase in the price of aircraft fuel purchases and an increase in block hours flown partially offset by fuel consumption improvements. Our average per gallon cost of fuel increased 2.7 percent to 91.16 cents and our fuel consumption decreased 7.5 percent to 674 gallons per block hour. We continue to realize savings from reduced fuel consumption per block hour as we replace the DC-9 aircraft in our operating fleet with B717 aircraft that are comparatively more fuel-efficient. Fuel consumption per block hour improvements are expected to continue through the remainder of this year when we expect to be operating an all-Boeing 717 aircraft fleet. Aircraft fuel expense decreased 10.2 percent on an ASM basis.

Aircraft rent increased $13.5 million (82.5 percent) due to lease-financing of 26 additional B717 aircraft between June 2002 and June 2003. We have lease-financing commitments in place to accept delivery of 23 B717 aircraft in total during 2003. During the second quarter of 2003, we took delivery of 7 B717 aircraft which have been lease-financed in accordance with our commitments.

Distribution costs decreased $0.5 million (4.0 percent). Our improvement in this area was primarily due to (i) a greater percentage of our passenger sales being generated online via our website and (ii) savings generated by revisions to our commission structure. We recognize significant savings when our sales are transacted via our website as opposed to through travel agencies or global distribution systems. During the second quarter of 2003, sales booked via the Internet were approximately 60 percent compared to 56 percent in the same period 2002. The revision of our commission structure during the second quarter of 2002 eliminated most of the standard five percent commissions for travel agencies and continues to reduce our overall commission expense. We continue to offer five percent commissions for sales transacted through the travel agency section of our website. Our commissions cost savings were partially offset by increased computer reservation and credit card fees. The additional transaction volume derived from our growth in revenue passengers generated the escalation in these fees. Distribution costs decreased 18.3 percent on an ASM basis.

Maintenance, materials and repairs increased $0.5 million (3.1 percent). On a block hour basis, maintenance costs decreased 6.8 percent to $233 per block hour. During the first quarter of 2003, we entered into agreements covering the maintenance, repair and overhaul of the major B717 aircraft parts and components. Under these agreements we pay monthly fees based on either the number of flight hours flown or the number of landings made. The contracts cover normal maintenance and repair costs on the major aircraft components excluding the airframe. Historically, we expensed most maintenance and repair costs as incurred. Under the new contracts, maintenance costs will be expensed monthly as the aircraft are utilized. In general, we anticipate our maintenance costs will increase as the age of our B717 fleet increases. On an ASM basis, maintenance, materials and repairs decreased 11.1 percent.

Landing fees and other rents increased $2.6 million (24.0 percent) reflecting landing fee rate increases, growth in the number of flights we operated and the leasing of facilities at the new destinations added to our route system.

Aircraft insurance and security services decreased $3.0 million (45.2 percent) partially due to negotiated reductions in aircraft insurance premiums for passenger liability and hull insurance as well as extensions to the government program providing supplemental third party war-risk insurance coverage at substantially lower premiums than prevailing commercial rates. In November 2002, Congress passed the Homeland Security Act, which mandated that the federal government provide this insurance coverage through December 2003. The Wartime Act (see Note 8 to the Unaudited Condensed Consolidated Financial Statements) extends the government’s mandate to provide war-risk insurance through August 2004 and permits such coverage to be extended to December 2004. During the second quarter of 2003, we received approximately $2 million in reimbursements from the TSA for security services provided by Airways. Aircraft insurance and security services decreased by 53.1 percent on an ASM basis.

Marketing and advertising increased $0.5 million (8.7 percent) primarily reflecting our promotional efforts associated with the development of our new destinations and our efforts to stimulate demand in existing markets. Marketing and advertising decreased on an ASM basis by 7.7 percent.

Depreciation decreased $0.9 million (21.5 percent) primarily due to the retirement of 18 owned DC-9 aircraft since June 30, 2002. Depreciation associated with additional spare parts and equipment provisioning for the B717 aircraft partially offset the expense reductions. On an ASM basis, depreciation decreased by 35.0 percent.

Other operating expenses increased $3.5 million (20.0 percent) primarily from added passenger related costs associated with the higher level of operations, contractual costs related to the opening of new destinations and accruals for the future settlement of litigation.

Nonoperating (Income) Expense

Other (income) expense, net increased by $34.9 million primarily due to the receipt of a $38.1 million cash reimbursement under the Wartime Act (see Note 8 to the Unaudited Condensed Consolidated Financial Statements) offset by a non-cash charge of $1.8 million related to the conversion of the remaining portion of a convertible note from Boeing Capital (see Note 7 to the Unaudited Condensed Consolidated Financial Statements).

Income Tax Expense

Income tax expense was $1.6 million and $0.2 million for the three months ended June 30, 2003 and 2002, respectively. During the three month period ended June 30, 2003, tax expense of $1.6 million represents the expected utilization of preacquisition net operating loss (NOL) carryforwards related to the Airways Corporation due to earnings in the current period. For financial reporting purposes, a valuation allowance was recognized to offset the deferred tax assets related to those carryforwards at the date of acquisition. Accordingly, when realized, the tax benefit of the preacquisition net operating loss carryforwards will be applied to reduce goodwill related to the acquisition of Airways Corporation.

We have not recognized any benefit from the future use of existing NOL carryforwards. We have not recognized any such benefit because our evaluation of all the available evidence does not indicate that it is more likely than not that we will generate sufficient future taxable income to realize such benefit. We had consolidated federal income tax NOL carryforwards of approximately $116 million at December 31, 2002. Our NOL carryforwards will begin to terminate in 2012 to the extent they have not been used to reduce taxable income prior to such time. Our ability to use our NOL carryforwards to reduce taxable income is dependent upon, among other things, our not experiencing an “ownership change” of more than 50 percent during any three-year testing period as defined in the Internal Revenue Code. We do not believe we have experienced an ownership change in the three-year testing period immediately prior to December 31, 2002. Future changes in the ownership or constructive ownership of our common stock (including, among other things, conversion of our Convertible Notes due 2023 into common stock—see Note 7 to the Unaudited Condensed Consolidated Financial Statements) could result in an aggregate change in ownership of more than 50 percent as defined in the Internal Revenue Code, which could substantially limit the availability of our NOL carryforwards.

For the six months ended June 30, 2003 and 2002

Summary

We recorded operating income of $39.1 million, net income of $59.2 million and diluted earnings per common share of $0.78 for the first six months of 2003. Included in the results for the six months ended June 30, 2003 were a $38.1 million cash reimbursement under the Wartime Act and a non-cash charge of $1.8 million related to the conversion of the remaining portion of a convertible note from Boeing Capital. For the comparative period in 2002, we recorded operating income of $9.2 million, net income of $2.1 million and diluted earnings per common share of $0.03.

Operating Revenues

Our operating revenues for the period increased by $92.0 million (26.3 percent) primarily due to an $87.4 million (25.6 percent) increase in passenger revenues. The increase in passenger revenues is primarily due to a 25.1 percent increase in traffic, as measured RPMs flown and a 0.4 percent increase in average yield as measured by revenues per passenger seat mile.

For the six month period ended June 30, 2003, capacity, as measured by ASMs, increased 22.3 percent compared to the six months ended June 30, 2002. The capacity increase resulted from the net addition of 8 aircraft between June 2002 through June 2003, including the delivery of 26 B717 aircraft and the retirement of 18 DC-9 aircraft. When coupled with our RPM growth of 25.1 percent, our load factor increased 1.6 percentage points to 70.6 percent. Our average fare increased 7.0 percent from $72.58 to $77.64 while our average yield increased by 0.4 percent to 12.76 cents per revenue passenger mile. Unit revenue or passenger revenue per available seat mile (RASM) increased 2.7 percent.

Operating Expenses

Our operating expenses for the period increased by $62.1million (18.2 percent). Our CASM improved 3.3 percent to 8.46 cents on ASM growth of 22.3 percent. Our operating expenses per ASM were as follows:

	Six Months Ended June 30,
	2003		2002		Percent Change
Salaries, wages and benefits	2.36	¢	2.47	¢	(4.5)
Aircraft fuel	1.85		1.87		(1.1)
Aircraft rent	1.18		0.77		53.2
Distribution	0.48		0.60		(20.0)
Maintenance, materials and repairs	0.64		0.66		(3.0)
Landing fees and other rents	0.52		0.53		(1.9)
Aircraft insurance and security services	0.20		0.37		(45.9)
Marketing and advertising	0.27		0.29		(6.9)
Depreciation	0.14		0.22		(36.4)
Other operating	0.82		0.97		(15.5)

Total CASM	8.46	¢	8.75	¢	(3.3)

Salaries, wages and benefits increased $16.0 million (16.6 percent) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 aircraft fleet and new destinations added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs. Salaries, wages and benefits decreased by 4.5 percent on an ASM basis.

Aircraft fuel increased $15.3 million (21.0 percent) due to increases in the price of aircraft fuel purchases and an increase in block hours flown partially offset by fuel consumption improvements. Our average per gallon cost of fuel increased 12.7 percent to 99.25 cents and our fuel consumption decreased 7.7 percent to 675 gallons per block hour. We continue to realize savings from reduced fuel consumption per block hour as we replace the DC-9 aircraft in our operating fleet with B717 aircraft that are comparatively more fuel-efficient. Fuel consumption per block hour improvements are expected to continue through the remainder of this year when we expect to be operating an all-Boeing 717 aircraft fleet. Aircraft fuel expense decreased 1.1 percent on an ASM basis.

Aircraft rent increased $26.2 million (86.8 percent) due to lease-financing of 26 additional B717 aircraft between June 2002 and June 2003. We have lease-financing commitments in place to accept delivery of 23 B717 aircraft in total during 2003. During the first six months of 2003, we took delivery of 14 B717 aircraft which have been lease-financed in accordance with our commitments.

Distribution costs decreased $0.5 million (1.9 percent). Our improvement in this area was primarily due to (i) a greater percentage of our passenger sales being generated online via our website and (ii) savings generated by revisions to our commission structure. We recognize significant savings when our sales are transacted via our website as opposed to through travel agencies or global distribution systems. During the first half of 2003, sales booked via the Internet were approximately 59 percent compared to 55 percent in the same period 2002. The revision of our commission structure during the second quarter of 2002 eliminated most of the standard five percent commissions for travel agencies and continues to reduce our overall commission expense. We continue to offer five percent commissions for sales transacted through the travel agency section of our website. Our commissions cost savings were partially offset by increased computer reservation and credit card fees. The additional transaction volume derived from our growth in revenue passengers generated the escalation in these fees. Distribution costs decreased 20.0 percent on an ASM basis.

Maintenance, materials and repairs increased $5.0 million (19.4 percent). On a block hour basis, maintenance costs decreased 2.6 percent to $233 per block hour. During the first quarter of 2003, we entered into agreements covering the maintenance, repair and overhaul of the major B717 aircraft parts and components. Under these agreements we pay monthly fees based on either the number of flight hours flown or the number of landings made. The contracts cover normal maintenance and repair costs on the major aircraft components excluding the airframe. Historically, we expensed most maintenance and repair costs as incurred. Under the new contracts, maintenance costs will be expensed monthly as the aircraft are utilized. In general, we anticipate our maintenance costs will increase as the age of our B717 fleet increases. On an ASM basis, maintenance, materials and repairs decreased 3.0 percent.

Landing fees and other rents increased $4.0 million (19.5 percent) reflecting landing fee rate increases, growth in the number of flights we operated and the leasing of facilities at the new destinations added to our route system. On an ASM basis, landing fees and other rents decreased 1.9 percent.

Aircraft insurance and security services decreased $5.3 million (36.5 percent) partially due to negotiated reductions in aircraft insurance premiums for passenger liability and hull insurance as well as extensions to the government program providing supplemental third party war-risk insurance coverage at substantially lower premiums than prevailing commercial rates. In November 2002, Congress passed the Homeland Security Act, which mandated that the federal government provide this insurance coverage through December 2003. The Wartime Act (see Note 8 to the Unaudited Condensed Consolidated Financial Statements) extends the government’s mandate to provide war-risk insurance through August 2004 and permits such coverage to be extended to December 2004. During the second quarter of 2003, we received approximately $2 million in reimbursements from TSA for security services provided by Airways. Aircraft insurance and security services decreased by 45.9 percent on an ASM basis.

Marketing and advertising increased $1.9 million (16.9 percent) primarily reflecting our promotional efforts associated with the development of our new destinations and our efforts to maintain a high level of demand in existing markets. Marketing and advertising decreased on an ASM basis by 6.9 percent.

Depreciation decreased $2.0 million (23.1 percent) primarily due to the retirement of 18 owned DC-9 aircraft since June 30, 2002. Depreciation associated with additional spare parts and equipment provisioning for the B717 aircraft partially offset the expense reductions. On an ASM basis, depreciation decreased by 36.4 percent.

Other operating expenses increased $1.4 million (3.8 percent) primarily from added passenger related costs associated with the higher level of operations, contractual costs related to the opening of new destinations and accruals for the future settlement of litigation. On an ASM basis, other operating expenses decreased by 15.5 percent.

Nonoperating (Income) Expense

Other (income) expense, net increased by $29.7 primarily due to the receipt of a $38.1 million cash reimbursement under the Wartime Act (see Note 8 to the Unaudited Condensed Consolidated Financial Statements) offset by a non-cash charge of $1.8 million related to the conversion of the remaining portion of a convertible note from Boeing Capital (see Note 7 to the Unaudited Condensed Consolidated Financial Statements).

Income Tax Expense (Benefit)

Income tax expense (benefit) was $1.6 million and $(0.8) million for the six months ended June 30, 2003 and 2002, respectively. During the six month period ended June 30, 2003, tax expense of $1.6 million represents the expected utilization of preacquisition net operating loss carryforwards related to the Airways Corporation due to earnings in the current period. For financial reporting purposes, a valuation allowance was recognized to offset the deferred tax assets related to those carryforwards at the date of acquisition. Accordingly, when realized, the tax benefit of the preacquisition net operating loss carryforwards will be applied to reduce goodwill related to the acquisition of Airways Corporation.

The Job Creation and Worker Assistance Act passed by Congress in March 2002 resulted in a retroactive suspension of the alternative minimum tax (AMT) NOL 90 percent limitation. This legislation resulted in a tax benefit of $0.8 million for the first quarter of 2002. In accordance with SFAS No. 109, Accounting for Income Taxes, the effect of changes in tax laws or rates is included in income in the period that includes the enactment date, resulting in the recognition of the change in the first quarter of 2002.

We have not recognized any benefit from the future use of existing NOL carryforwards. We have not recognized any such benefit because our evaluation of all the available evidence does not indicate that it is more likely than not that we will generate sufficient future taxable income to realize such benefit. We had consolidated federal income tax NOL carryforwards of approximately $116 million at December 31, 2002. Our NOL carryforwards will begin to terminate in 2012 to the extent they have not been used to reduce taxable income prior to such time. Our ability to use our NOL carryforwards to reduce taxable income is dependent upon, among other things, our not experiencing an “ownership change” of more than 50 percent during any three-year testing period as defined in the Internal Revenue Code. We do not believe we have experienced an ownership change in the three-year testing period immediately prior to December 31, 2002. Future changes in the ownership or constructive ownership of our common stock (including, among other things, conversion of our Convertible Notes due 2023 into common stock—see Note 7 to the Unaudited Condensed Consolidated Financial Statements) could result in an aggregate change in ownership of more than 50 percent as defined in the Internal Revenue Code, which could substantially limit the availability of our NOL carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, our cash and cash equivalents, including restricted cash, totaled $343.5 million compared to $138.3 million at December 31, 2002. Operating activities for the first six months of 2003 provided $75.4 million of cash including $38.1 million from a reimbursement under the Wartime Act, as described below. Investing activities used $10.4 million of cash primarily due to the purchase of spare parts, equipment provisioning for the B717 aircraft fleet and upgrades to our computer systems. Financing activities provided $115.4 million of cash primarily from our private placement of $125 million in convertible notes due 2023 and the sale of common stock associated with the exercise of stock options, offset by payments of debt and debt issuance costs.

The Wartime Act was approved by Congress in April 2003 which includes a supplemental appropriations bill that requires reimbursement to domestic, commercial air carriers based on their proportional share of passenger security fees paid or collected through the date of enactment of the legislation. Highlights of the provision relating to air carriers are as follows:

—	$2.3 billion for reimbursement of airline security fees that have been paid or collected by the carriers as of the date of enactment. The reimbursement will occur not later than 30 days from the date of enactment of the legislation. Additionally, the collection of the passenger security fees will be suspended during the period beginning June 1, 2003 and ending September 30, 2003.
—	$100 million to compensate carriers for direct costs associated with installing strengthened cockpit doors and locks.
—	Aviation war-risk insurance provided by the government is extended through August 2004 with an option to extend the coverage through December 2004.

During the second quarter of 2003, we received $38.1 million, our proportional share of the funds from the Wartime Act.

Generally, we rely primarily on operating cash flows to provide working capital. During the second quarter of 2003, we completed a private placement of $125 million in convertible debt. The proceeds received from this debt offering will be used for working capital and general corporate purposes. We currently have no lines of credit or short-term borrowing facilities. We generally must satisfy all of our working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of our assets have been pledged to secure various issues of our outstanding indebtedness. To the extent the pledged assets are sold, the applicable financing agreements generally require the sales proceeds to be applied to repay the corresponding indebtedness when the sales proceeds exceed a certain specified limit. To the extent our access to capital is constrained, we may not be able to make certain capital expenditures or continue to implement certain other aspects of our strategic plan.

Commitments

As of June 30, 2003, we had contracted with The Boeing Company (Boeing) for the acquisition of 73 Boeing 717 (B717) aircraft, 64 of which have been delivered. We have lease-financing commitments to accept delivery of the remaining 9 B717 aircraft during 2003. At June 30, 2003, we had 6 purchase options for B717 aircraft remaining. In July 2003, we agreed to cancel the 6 B717 option aircraft and committed to acquire 10 additional B717 aircraft during 2004 and 2005 under committed lease-financing arrangements. We also obtained contingent options to acquire up to an additional 4 B717 aircraft under similar lease-financing arrangements.

We anticipate that all of our McDonnell Douglas DC-9 (DC-9) aircraft will be retired by the end of 2003 and will be replaced by B717 aircraft.

In July 2003, we separately contracted with the manufacturer and with an aircraft leasing company to acquire 50 Boeing 737 (B737) aircraft with delivery dates between 2004 and 2008. In connection with these contracts, we obtained options and purchase rights from the manufacturer to acquire up to an additional 50 B737 aircraft between 2005 and 2010. We have lease-financing commitments for 22 of the B737 aircraft, 2 sale-leaseback financing commitments and 6 related spare engines, to be delivered between September 2004 and November 2006 and backstop financing from an affiliate of the manufacturer for 80% of the purchase price of an additional 16 B737 aircraft. Backstop financing is contemplated to be used by us should financing from financial markets be unavailable on acceptable terms to us.

OTHER INFORMATION

Long-term Debt

In May 2003, we completed a private placement of $125 million in convertible notes due in 2023. The proceeds are to be used to improve our overall liquidity by providing working capital and for general corporate purposes. The notes bear interest at 7% payable semi-annually on January 1 and July 1. The first interest payment on the notes was due July 1, 2003. The notes are unsecured senior obligations ranking equally with our existing unsecured senior indebtedness. The notes are unconditionally guaranteed by Airways and rank equally with all unsecured obligations of Airways. The unsecured notes and the note guarantee are junior to any secured obligations of ours or Airways’ to the extent of the collateral pledged and are also effectively subordinated to all liabilities of our subsidiaries (other than Airways), including deposits and trade payables.

The notes are convertible into shares of our common stock at a conversion rate of 89.9281 shares per $1,000 in principal amount of the notes which equals an initial conversion price of approximately $11.12 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes if: (i) after June 30, 2003, the price of our common stock exceeds 110 percent of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. We may redeem the notes, in whole or in part, beginning on July 5, 2010 at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest. The holders of the notes may require us to repurchase the notes on July 1, 2010, 2013 and 2018 at a repurchase price of 100 percent plus any accrued and unpaid interest. We have agreed to file a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the underlying common stock.

Holdings’ 7% Convertible Notes due 2023 contain provisions which allow the holders to redeem the notes at various dates beginning on July 1, 2010. We may, at our option, elect to pay the repurchase price in cash, in shares of Holdings’ common stock or in any combination of the two. Upon such a redemption, it is our intention to pay the repurchase price in cash

In June 2003, Boeing Capital Corporation (Boeing Capital) exercised its remaining conversion rights related to our 7.75% Series B Senior Convertible Notes. The conversion resulted in a decrease in our overall debt of $5.5 million. In connection with the conversion, we issued approximately 1.0 million shares of our common stock to Boeing Capital. In accordance with accounting principles generally accepted in the United States, we expensed $1.6 million of debt discount and $0.2 million of debt issuance costs that had not been amortized. These amounts are shown on the condensed consolidated statements of income as “Other (Income) Expense—Convertible debt discount amortization”.

At June 30, 2003, the remaining balance of $10.3 million of Holdings’ 13% Series A Senior Secured Notes is classified in current maturities. The terms of the debt agreement require mandatory prepayments equal to 25 percent of Airways’ net income on a quarterly basis. This note will be paid off during the third quarter of 2003 based on second quarter net income.

Labor Negotiations

On June 23, 2003, we reached a tentative labor agreement with the Association of Flight Attendants, AFL-CIO (AFA). The AFA represents approximately 1,100 flight attendants. On July 23, 2003, the AFA informed us that the union membership declined to ratify the tentative agreement. We expect to reconvene discussions with the AFA in the near future.

New Service

We inaugurated service to Denver, Colorado, Las Vegas, Nevada and Los Angeles, California during the second quarter of 2003. The addition of Los Angeles represents the 43rd destination in our route network.

Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability for the fair value of an obligation for guarantees issued or modified after December 31, 2002 be recorded in the financial statements of the guarantor. Guarantees that existed prior to the implementation of FIN 45 are required to be disclosed in financial statement issued after December 15, 2002. While we have various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, and do not represent significant commitments or contingent liabilities of the indebtedness of others.

The Financial Accounting Standards Board (FASB) issued Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46), in January 2003. FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called “variable interest entities” (VIE). The principal characteristics of VIEs are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. “Variable interests” are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a VIE, the entity must be consolidated by the “primary beneficiary”. The primary beneficiary is the holder of the variable interests that absorbs a majority of the VIE’s expected losses or receives a majority of the entity’s residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interests.

FIN 46 initially applied to VIEs created after January 31, 2003 and to VIEs in which a company obtained an interest after that date. However, beginning in the third quarter of 2003, we must also apply FIN 46 to all interests in VIEs existing prior to January 31, 2003. We have reviewed contractual agreements committed to since January 31, 2003 and did not identify any entities that met the definition of a VIE under FIN 46. We are continuing to evaluate the impact of this complex interpretation and have identified an interest in one potential VIE with whom a relationship began in late 2002. The assets and liabilities of this entity are not consolidated within our consolidated financial statements. We own one share of stock in a segregated portfolio company acquired in connection with our insurance “captive” which allows us to access the international aircraft insurance markets at lower rates than might otherwise be available in the domestic aircraft insurance markets. We are in the process of assessing the impact of FIN 46 on our relationship with this entity. If it is determined that this entity is a VIE, we have the following options under FIN 46: (i) consolidate the VIE into our financial statements; (ii) purchase selected assets from the VIE; or (iii) modify or replace the agreements currently being utilized. None of these options, if required, are expected to have a material impact on our consolidated financial position, liquidity, or results of operations.

We are the lessee in operating leases covering all of our leased aircraft where we do not currently consolidate the entity serving as lessor. The lessors are trusts established specifically to lease aircraft to us. These leasing entities may meet the criteria for VIEs. We generally would not be regarded as the primary obligor or the primary beneficiary of the leasing entities assuming the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in values of the aircraft. We believe this is the case for all of our operating leases with the exception of two aircraft leases entered into prior to January 31, 2003, which do contain a fixed-price purchase option that allows us to purchase the aircraft at predetermined prices on specific dates during the lease term. We do not currently believe that we will be required to consolidate these two lessors under FIN 46 because, even when taking into consideration these purchase options, we would not be the primary beneficiary.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires that certain financial instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We are currently assessing the impact of this statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this Amendment to be signed on their behalf by the undersigned hereunto duly authorized.

Date: September 18, 2003	AirTran Holdings, Inc. (Registrant) /s/ Stanley J. Gadek Stanley J. Gadek Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: September 18, 2003	AirTran Airways, Inc. (Registrant) /s/ Stanley J. Gadek Stanley J. Gadek Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14

31.2	CFO certification pursuant to Rule 13(a)-14 or 15(d)-14

32.1	CEO certification pursuant to 18 U.S.C. Section 1350

32.2	CFO certification pursuant to 18 U.S.C. section 1350